Form 10QSB
period 2000-03-31
ONTV INC
filed 2000-05-19
CIK 1011550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For The Quarterly Period Ended March 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission File Number 000-29249

                                   ONTV, Inc.
        (Exact name of small business issuer as specified in its charter)


                    Delaware                           16-1499611
                   ----------                          ----------
      (State or other jurisdiction of       (IRS Employer Identification Number)
       incorporation or organization)


                          30 Corporate Woods, Suite 280
                            Rochester, New York 14623
                            -------------------------
                    (Address of principal executive offices)

                                 (716) 426-5394
                                 --------------
                           (Issuer's Telephone Number)


         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 15 or 15 (d) or the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                         Outstanding at May 12, 2000
                 -----                         ---------------------------

     Common Stock, $.001 par value                   15,227,938

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                          PAGE #
PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements                                              3

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  10-12



PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS                                                 13

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.                        13

Item 3.   DEFAULTS UPON SENIOR SECURITIES                                   13

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                             13

Item 5.   OTHER INFORMATION                                                 13

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  14


SIGNATURES                                                                  14

ONTV, INC. & SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK



TABLE OF CONTENTS
--------------------------------------------------------------------------------

Independent Accountant's Report on Interim Unaudited
  Financial Information                                                    F - 2

Consolidated Balance Sheets March 31, 2000 (Unaudited) and
June 30, 1999                                                              F - 3

Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended June 30, 1999 and for the Nine Months Ended
  March 31, 2000 (Unaudited)                                               F - 4

Consolidated Statements of Operations for the Quarters Ended
  March 31, 2000 and 1999 (Unaudited) and for the Nine Months Ended
  March 31, 2000 and 1999 (Unaudited)                                      F - 5

Consolidated Statements of Cash Flows for the Nine Months Ended
  March 31, 2000 and 1999 (Unaudited)                                      F - 6

Notes to Consolidated Financial Statements                                 F - 7

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
  and Stockholders
ONTV, Inc. & Subsidiaries
Formerly LA Group, Inc. & Subsidiaries
Rochester, New York


         We have reviewed the accompanying consolidated balance sheets of ONTV, Inc. & Subsidiaries (formerly LA Group, Inc. & Subsidiaries, A Delaware Corporation) as of March 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three months and nine months ended March 31, 2000 and 1999 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of ONTV, Inc. & Subsidiaries.

         A review consists principally of inquiries of company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999, and in our report dated January 24, 2000, we expressed an unqualified opinion on those financial statements.











Rotenberg & Company, LLP
Rochester, New York
  May 17, 2000

ONTV, INC. & SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------
                                                               (UNAUDITED)
                                                                MARCH 31,         June 30
                                                                  2000             1999
-------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                    $    60,974      $    16,549
Accounts Receivable                                                3,764           10,308
Investments                                                       48,997           33,006
Inventory                                                         10,925            4,001
Prepaid Expenses                                                      --              600
Due from Officer                                                  43,072           10,334
-------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                             167,732           74,798

PROPERTY AND EQUIPMENT - Net of Accumulated Depreciation           6,890            3,870

Intangible Assets - Net of Accumulated Amortization               78,342           66,750

OTHER ASSETS
Domain Name                                                    5,000,000               --
Notes Receivable - Other                                           3,350               --
-------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                             5,003,350               --

TOTAL ASSETS                                                 $ 5,256,314      $   145,418
-------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable                                             $    74,087      $    66,417
Accrued Expenses                                                  19,232           20,393
Accrued Taxes                                                     47,464           18,231
Current Portion of Note Payable                                  155,000               --
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                295,783          105,041
-------------------------------------------------------------------------------------------

LONG TERM PORTION OF NOTE PAYABLE                              4,825,000               --

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock:  $.001 Par; 100,000,000 Shares Authorized,
               15,277,938 Shares Issued and Outstanding           15,278           15,278
Additional Paid In Capital                                       154,800          165,630
Accumulated Deficit                                              (34,547)        (140,531)
-------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                       135,531           40,377
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     5,256,314          145,418
-------------------------------------------------------------------------------------------



(SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)

ONTV, INC. & SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------------------

                                                                                     Additional
                                             Number               Par      Common      Paid In      Accumulated    Stockholders'
                                           of Shares             Value      Stock      Capital         Deficit         Equity
--------------------------------------------------------------------------------------------------------------------------------


BALANCE - JUNE 30, 1999                    15,277,938            0.001      15,278      165,630       (140,531)          40,377

Registration Expenses                              --               --          --      (10,830)             -          (10,830)

Net Income - Unaudited                             --               --          --           --        105,984          105,984
--------------------------------------------------------------------------------------------------------------------------------

BALANCE - MARCH 31, 2000                   15,277,938          $ 0.001    $ 15,278     $154,800      $ (34,547)       $ 135,531
--------------------------------------------------------------------------------------------------------------------------------



(SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)

ONTV, INC. & SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------
                                                                (Unaudited)
----------------------------------------------------------------------------------------------------------
                                        QTR ENDED        QTR Ended    NINE MONTHS ENDED  Nine Months Ended
                                      MAR. 31, 2000    Mar. 31, 1999     MAR. 31, 2000    Mar. 31, 1999
----------------------------------------------------------------------------------------------------------
Revenues - Net of Returns             $    163,655     $     42,056      $    373,409     $     44,583
----------------------------------------------------------------------------------------------------------

COST OF GOODS SOLD                          50,081            4,949            82,506            4,950
----------------------------------------------------------------------------------------------------------
Gross Profit                               113,574           37,107           290,903           39,633
----------------------------------------------------------------------------------------------------------

EXPENSES
Contributed Services                            --           25,000                --           75,000
Amortization                                 3,171            1,580            15,861           15,821
Depreciation                                   493               --             1,079               --
Interest                                        36               24                86               72
Legal and Accounting                        17,616               --            40,226               --
Payroll                                     27,083               --            37,083               --
Other Expenses                              40,610           15,341            89,094           15,490
----------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                              89,009           41,945           183,429          106,383
----------------------------------------------------------------------------------------------------------

Income (Loss) Before Taxes                  24,565           (4,838)          107,474          (66,750)

Loss on Unconsolidated Investment              367               --             1,003               --

Provision for Income Taxes                     162              163               487              243
----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                     $     24,036     $     (5,001)     $    105,984     $    (66,993)
----------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
----------------------------------------------------------------------------------------------------------
Income (Loss) Per
Common Share - Basic and
Diluted                               $     0.0016     $    (0.0003)     $     0.0069     $    (0.0046)

Weighted Average Number of
Common Shares Outstanding               15,277,938       14,679,760        15,277,938       14,679,760
----------------------------------------------------------------------------------------------------------




(SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)

ONTV, INC. & SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------
                                                          UNAUDITED
                                                       NINE MONTHS ENDED
                                                           MARCH 31,
                                                            2000          1999
------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                        $ 105,984      $ (66,993)
Adjustments to Reconcile Net Income (Loss)
To Net Cash Flows from Operating Activities:
Loss on Unconsolidated Investment                            1,003             --
Amortization                                                15,861         15,821
Depreciation                                                 1,079             --
Contributed Services                                            --         75,000
Changes in Assets and Liabilities:
Accounts Receivable                                          6,544        (10,308)
Inventory                                                   (6,924)        (3,106)
Prepaid Expenses                                               600             --
Accounts Payable                                             7,670         12,016
Accrued Expenses                                            (1,161)        16,352
Accrued Taxes                                               29,233         (5,226)
Other                                                       (3,350)       (23,660)
------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                   156,539          9,896
------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Investments                                 (16,994)            --
Acquisition of Property and Equipment                       (4,099)        (3,707)
Acquisition of Intangible Assets                           (47,453)         5,021
Due To/From Officer                                        (32,738)       (24,746)
------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                  (101,284)       (23,432)
------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Registration Expenses                                      (10,830)            --
Proceeds from Issuance of Common Stock                          --         30,000
------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                   (10,830)        30,000
------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        44,425         16,464

Cash and Cash Equivalents - Beginning of Year               16,549             85
------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                  $  60,974      $  16,549
------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Interest Paid                                            $      86      $      72
Income Taxes Paid                                        $      --      $      --
------------------------------------------------------------------------------------










(SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS)

ONTV, INC. & SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A -   SUMMARY OF TRANSACTION
           SEGMENT DATA, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS The corporation operates in two industry segments and generates revenue from customers throughout the United States.

           LA Group, Inc. was formed on February 29, 1996 under the laws of the State of Delaware. The company has since merged with other companies as well as acquired the stock of other companies. In March 2000 the company changed its name to ONTV, Inc., increased its authorized shares to 100,000,000 shares of common stock $.001 par value. The company is also authorized to issue 5,000,000 shares of preferred stock. There were no preferred shares issued or outstanding at March 31, 2000. The company is primarily engaged in retail sales of general merchandise and consumer goods.

NOTE B -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           BASIS OF PRESENTATION
           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB and Article 10 of Regulation S-X. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. The statements should be read in conjunction with the consolidated statements and footnotes included in the company's registration statement for the year ended June 30,1999.


           The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

           The company registered its common stock with the Securities and Exchange Commission on January 31, 2000 and received notification of approval on May 12, 2000.



NOTE C    INVESTMENT IN UNCONSOLIDATED AFFILIATE
           In April 1999, the company acquired a 20% interest in Tirk
           Internet Systems, Inc. The Company has recorded the acquisition under the equity method of accounting. The following unaudited Proforma summary presents the results of operations of the company had occurred on June 30, 1999:



           Revenue                           $57,000
           Gross Profit                      $57,000
           Net Income (Loss)                 $(5,000)
                                             ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB and with the Company's consolidated annual financial statements and management's discussion and analysis included in the Company's Form 10-SB. This discussion contains forward looking statements that involve risks and uncertainties. The actual results of the Company may differ materially from those anticipated in those set forth in this discussion.

GENERAL:

ONTV, Inc., formerly known as LA Group, Inc. (the Company) was formed in the state of Delaware on 2/29/96, in order to create an entity with which to form a reverse merger with a public, non reporting, company, Kent Toys, Inc. Through a series of transactions, Kent merged with the Company on 3/15/96. Upon completion of this transaction, the Company became public and all Kent stock was then canceled.

On January 6, 1999, the Company formed a wholly owned subsidiary, Seen On TV, Inc., a New York corporation, for the purpose of selling household, health, and beauty products over the Internet. This subsidiary currently is responsible for the electronic retailing segment of the Company's business.

On 4/8/96, the Company acquired LA Distribution, Inc., a now inactive New York corporation. In addition, on 6/1/98, the Company acquired What A Product, Inc., an Arizona corporation, which was involved in the design, manufacturing, sales and marketing of products through direct response mediums, primarily quality value channel (QVC).

On January 14, 2000, the Company purchased the domain name, AsSeenOnTV.com. The Company plans to develop this asset into a major website for e-commerce, and develop the site as an entry point or portal for consumers seeking to purchase products that they have seen on television.

The Company presently has two main areas of business. The Company designs and markets web sites for other businesses and derives income from revenue sharing agreements. The domain name, AsSeenOnTV.com will also be operated by the parent company and management expects to derive revenue from the marketing of this portal. The second main area of business relates to Seen On TV, Inc. This wholly owned subsidiary markets and sells products, on the Internet, to the general public.

Through the Seen On TV, Inc. subsidiary, the Company operates the website "SeenOnTV.Com". This is a destination website offering "as seen on tv" products direct to the consumer via the Internet. The "SeenOnTV.com" website currently derives income from buying at distributor prices and selling its products through its wholesale and retail customers. The Company's management has over twelve years of experience in the Direct response Television Industry and maintains a wide range of relationships with many direct response television marketing companies and major manufacturers who provide products to the direct response industry.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2000 vs. Three Months Ended March 31,
1999:

Revenue for the fiscal quarter ended March 31, 2000 was $163,655, an increase of 289% over revenue of

$42,056 for the comparable period in 1999. ONTV, Inc. began hosting the Ronco Website, and receiving revenues under that agreement, during the end of the quarter ending March 31, 1999. In addition, the wholly owned subsidiary, Seen On TV, Inc. was formed in January 1999. During the quarter ending March 31, 1999, Seen On TV, Inc. developed its website and began to sell product over the internet at the end of that quarter. As the revenues received for the quarter ending March 31, 2000 include a complete quarter of operations, it must be noted that during the comparable period ending March 31, 1999, these referenced subsidiaries were not fully operational. Thus, the significant percentage increase in revenues in the compared quarters should not be expected to continue in subsequent quarters.

Cost of goods sold, as a percentage of revenue, was 30.6% for the quarter ending March 31, 2000, as compared with 11.8% for the period ending March 31, 1999. This increase is due to the commencement of the sale of product over the Internet, which involved the sale of merchandise acquired at less than normal cost during the prior fiscal year. As such, it remains the opinion of management that the low cost of goods sold percentages seen in the prior period are not reflective of expectations in the future.

Gross profit, as a percentage of revenue, was 69.4% for the quarter ending March 31, 2000, as compared with 88.2% for the comparable period in the prior year. Due to the commencement of revenue generating operations in the period ending March 31, 1999, as outlined in the prior two paragraphs, management does not expect that the high gross margins seen in these periods will continue into subsequent reporting periods.

Operating expenses, as a percentage of sales, were 54.4% for the fiscal quarter ending March 31, 2000, as compared with approximately 99.7% for the comparable quarter ending March 31, 1999. Included in the operating expenses during the periods were normal costs related to both the previously described new business segments which were not entirely in operation during the period ending March 31, 1999, however, costs related to the commencement of those operations were incurred during that period. The improvements in the operating expenses percentages are attributable to the increase of revenues, with the expenses generally remaining more stable. It is the belief of management that these expenses, as a percentage of sales, will increase during the remainder of the fiscal year, due to the salaries and related expenses of the new management team, along with the necessary costs associated with the acquisition of the domain name, asseenontv.com.

The net income for the three months ended March 31, 2000 was $24,036, or $0.0016 per share, compared with net net loss of $5,001, or $(0.0003) per share, for the quarter ended March 31, 1999.


Nine Months Ended March 31, 2000 vs. Nine Months ended March 31, 2000

Revenue for the nine month period ending March 31, 2000 was $373,409, an increase of approximately 737% over the revenue for the comparable nine month period ending March 31, 1999 of $44,583. Such an increase was due to the Company's development of new businesses, specifically Internet sales and web site hosting. These new business segments did not become operational until the quarter ending March 31, 1999, thus, as income was received over the entire nine month period, the revenue increase may appear to be unusually high. For this reason, management feels that such increases may not be reasonably expected in the future.

Cost of goods sold, as a percentage of revenue, was 22.1% for the nine month period ending March 31, 2000, as compared with 11.1% for the nine months ended March 31, 1999. This increase is due to the commencement of sales of product over the Internet, which included sale of merchandise acquired at less than normal cost during the prior reporting period. Management expects that these costs will increase in future reporting periods.

Gross profit, as a percentage of revenue, was 77.9% for the nine months ending March 31, 2000 as compared with 88.9% for the comparable period in the prior year. Due to the sale of merchandise acquired at less than normal costs, and sold during the start up of the Internet sales segment of the business, management does not believe these high margins will realized in the future.

Operating expenses for the nine months ending March 31, 2000, were $183,429, or approximately 49% of revenue, as compared with $106,383, or 239% of revenue, for the comparable period ending March 31, 1999. This improvement is due to the increase in revenue, as the two new business segments were fully operational during the current fiscal year. It is the belief of management that the percentages realized during the current reporting period will continue through the end of the current fiscal year.

Net income, for the nine months ended March 31, 2000, was $105,984, or $.007 per share, as compared to a loss of $66,993, or $(0.0046) per share, for the comparable period ended March 31, 1999.

IMPACT OF INFLATION

The Company believes that it will be able to offset the effects of inflation. Although the Company does not purchase, by contract, any product for resale, the Company sells all products on an individual basis. Any increase in costs to the Company can be immediately passed on to the customer. Although inflation could have an impact on the volume of sales, the Company can combat this by adjusting product mix, or by the change of product, offered for sale.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has been able to finance operations primarily through funds generated by operations, and by non-interest bearing loans both from wholly owned subsidiaries and from an executive officer.

The Company has not needed financing from traditional sources such as banking institutions, and other than the note resulting from the purchase of the domain name, the company has no long term debt. Management believes that the profits generated from operations will be sufficient to finance the web hosting and Internet sales segments of the business for the immediate future. In the event sufficient profits have not been generated to meet the July 18, 2000 payment of $150,000 to the seller of the domain name, then the Company must secure funding from traditional lending facilities.

If cash flow from operations is inadequate to capitalize on the AsSeenOnTV.com acquisition, the Company will seek to secure working capital to fully develop and market the new portal. In addition, the Company must seek to pay or refinance the debt instrument incurred from the domain name acquisition. The payment terms of the non-interest bearing $4,975,000 note require one payment in the amount of $150,000 to be made six months from closing, July 18, 2000, and the balance of the purchase price to be paid 15 months from closing, April 18, 2001. If the portal is successful, it should generate enough revenue for the note to be self-liquidating. Should the site not be successful and the Company cannot meet the payment requirements, the debt is a non-recourse obligation of the Company. The Company would have the option of either obtaining financing or losing the name of the portal and the Company stock which was given as collateral. The Company intends to seek the required financing through infusions from major customers, the sale of additional equity or debt securities, or to obtain traditional lending facilities. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.
                                     Page 12

PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

In April 1998, the Company was named party to an action by Charles Schwab & Co. This action, as fully described in the Company's previously filed Form 10-SB, resulted in the Company accruing $16,500, in its financial statement, which is expected to be a likely settlement amount.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 14, 2000, the Company amended its certificate of incorporation to change its name from LA Group, Inc. to ONTV, Inc. Additionally, the authorized capital stock of the Company was increased to 80,000,000 shares of Class A shares and 20,000,000 shares of Class B. The number of authorized shares of preferred stock was increased to 5,000,000 shares.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In February 2000, the Company contacted its Shareholders for approval of several items. The Consent of Stockholder vote was done in lieu of a previously proposed Shareholders' meeting. The issues voted upon by the shareholders were: (1) Change of the Company name, from LA Group, Inc., to ONTV, Inc.; (2) Increase of the number of authorized shares of common stock of the corporation, from 20,000,000, to 100,000,000 (80,000,000 shares Class A and 20,000,000 shares
Class B); (3) Increasing the number of authorized shares of preferred stock, from 2,000,000 to 5,000,000; and (4) Ratification of all acts and deeds of the Officers and Directors of the Corporation from the date of its inception through January 31, 2000.

On March 8, 2000, the shareholders consent was tabulated, and all four issues were approved. As a result of this vote, the shareholders have authorized the name change, along with the other issues. The Certificate of Incorporation was filed with the Delaware Secretary of State, and the capitalization has been increased as set forth.

Item 5.  OTHER MATTERS

On April 15, 2000, the Company entered into a Lease Agreement for a new office and warehouse facility. The leased premises consist of 4,972 square feet, and is located at 75 Bermar Park, Suite 5, Rochester, New York 14624. The term of the lease, effective June 1, 2000, is for two years, at a lease rate of $27,348 per year, or $2,279 per month, for the first year, and $28,164 per year, or $2,347 per month, for the second year. The Company shall pay as additional rent, a pro-rate share, along with other occupants of the building, of real estate taxes.

Additionally, on May 12, 2000 the Company was notified by the Securities & Exchange Commission that the Form 10-SB, General Form for Registration of Securities of Small Business Issuers, which the Company filed January 31, 2000 had been approved. The Company had previously been a non-reporting company, and filed the Form 10-SB in order to become a fully reporting company. This approval makes the Company eligible for trading, once again, on the OTC:BB and will assure our shareholders of an orderly market for the Company stock.


Item 6.  EXHIBITS AND REPORTS OF FORM 8-K

None.




                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT:
                                   ONTV, Inc.


          Date:  May 19, 2000             By: /s/ Daniel M. Fasano
                                              -----------------------------
                                              Daniel M. Fasano
                                              Chief Executive Officer


          Date:  May 19, 2000             By: /s/ Curt B. Westrom
                                              -----------------------------
                                              Curt B. Westrom
                                              Chief Financial Officer
                                                    And Treasurer