Form 10KSB40
period 2000-06-30
ONTV INC
filed 2000-09-28
CIK 1011550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Fiscal Year June 30, 2000

                         Commission File Number: 0-29249


                                   ONTV, Inc.
            --------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

       Delaware                                         16-1499611
-----------------------                     -----------------------------------
(State of Incorporation)                    (IRS Employer Identification Number)

75 Bermar Park, Suite 5, Rochester, New York                            14624
--------------------------------------------                       -------------
  (Address of Principal Executive Offices)                           (Zip Code)


                                 (716) 426-2390
                       -----------------------------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                      Class A Common Stock, par value $.001
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $541,955

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 22, 2000 is $2,403,120.

The number of shares outstanding of each of the issuer's classes of common equity, as of September 15, 2000 is 16,777,238 shares of Class A and 0 shares of Class B.

                       DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-KSB           Incorporated Document

Part III, Item 9, Item 10         Proxy Statement dated October 15, 2000
Item 11, Item 12                  to be filed with the Securities and Exchange
                                  Commission for the annual meeting of
                                  Shareholders to be held on November 10, 2000.

Part III, Item 13                 Form 10-SB/A filed May 11, 2000


Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

                                TABLE OF CONTENTS


       ITEM                            PART I

1.       Description of Business
2.       Description of Properties
3.       Legal Proceedings
4.       Submission of Matters to a Vote of Security Holders


                                       PART II

5.       Market for the Registrant's Common Equity and Related Stockholder
         Matters
6. Management's Discussion and Analysis of Financial Condition and Results of Operations
7.       Financial Statements
8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                                    PART III

9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
10.      Executive Compensation
11.      Security Ownership of Certain Beneficial Owners and Management
12.      Certain Relationships and Related Transactions
13.      Exhibits and Reports on Form 8 K



CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Report contains "forward-looking" statements regarding potential future events and developments affecting the business of the Company. These forward looking statements involve risks and uncertainties and are usually accompanied by words such as "believes," "anticipates," "plans," "expects," and similar expressions. Our actual results could differ materially from those expressed or implied by such forward-looking statements as a result of certain factors, including the risk factors described above and elsewhere in this Report. Such statements relate to, among other things, (i) competition for customers for products and services; (ii) the uncertainty of developing or obtaining rights to new products that will be accepted by the market and the timing of the introduction of new products into the market; (iii) the limited market life of the Company's products; and (iv) other statements about the Company or the direct response industry.


The Company's ability to predict results or the effects of any pending events on the Company's operating results is inherently subject to various risks and uncertainties, including competition for products, customers, and media access, the uncertainty of developing or obtaining rights to new products that will be accepted by the market, the limited market life of the Company's products, and the effects of government regulations. See MANAGEMENT'S DISCUSSION AND ANALYSIS

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

ONTV, Inc., formerly known as LA Group, Inc. (the Company) was incorporated in the state of Delaware on February 29, 1996, in order to create an entity with which to form a reverse merger with a public, non-reporting, company, Kent Toys, Inc. Through a series of transactions, Kent merged with the Company on 3/15/96. Upon completion of this transaction, the Company became public and all Kent stock was then canceled.

On 6/1/98, the Company acquired What A Product, Inc., an Arizona corporation, which was involved in the design, manufacturing, sales and marketing of products through electronic retailing, primarily through QVC Television.

On January 6, 1999, the Company formed a wholly owned subsidiary, Seen On TV, Inc., a New York corporation, for the purpose of selling household, health and beauty products over the Internet. This subsidiary currently is responsible for the electronic retailing segment of the Company's business.

On January 14, 2000, the Company purchased the domain name, AsSeenOnTV.com. The Company has begun to develop this asset into a major website for e-commerce, and to develop the site as an entry point or portal for consumers seeking to purchase products that they have seen on television.

The Company presently has two main areas of business. The Company designs and markets web sites for other businesses and derives income from revenue sharing agreements with these companies. The major customer for this segment of the business is Popeil Inventions, Inc., the producer of the product Ronco ShowTime Rotisserie and BBQ. The domain name, AsSeenOnTV.com will also be operated by the parent company and management expects to derive revenue from the marketing of this portal. The second main area of business relates to Seen On TV, Inc. This wholly owned subsidiary markets and sells products, on the Internet, to the general public.

Through the Seen On TV, Inc. subsidiary, the Company operates the website "SeenOnTV.Com". This is a destination website offering "as seen on tv" products direct to the consumer via the Internet. The "SeenOnTV.com" website currently derives income from buying at distributor prices and selling products to wholesale and retail customers. The Company's management has over twelve years of experience in the direct response television industry and maintains a wide range of relationships with many direct response television marketing companies as well as major manufacturers who provide products to the direct response industry.

Specific consumer products, through Seen On TV, Inc., which the Company markets include a wide variety of categories, i.e.: health, beauty, weight loss, kitchen, sporting goods, and household appliances, etc. Products sold by Seen On TV, Inc. include, but are not limited to: Ronco ShowTime Rotisserie & BBQ, Popeil Pastamaker, Ronco Food Dehydrator, Tae-Bo video tapes, IGIA Wonder Forms, Popeil Pocket Fisherman, IGIA IonAir, Tap Light, Egg-a-Part, IGIA Platinum Nail, Metabolize, Oxiclean, Orangeglow, Shelf Master, True Motion Lures, Vibatouch Fingertip Massager, QRB, Eagle Eye Sun Glasses, Hygionic Tooth Brushes, Steamin Iron, IGIA CelluLift, Instagone, Iron Wonder, IGIA Epielle, Proactiv Solution, PVA Mop, Quick-n-Brite, Safety Can, Silver Lighting, Sweet Simplicity, Orbitrek, Marvin's Magic, Flowbee, Body By Jake Ab Rocker, and many more.

The Company purchases a substantial majority of its products from a multitude of vendors, and, therefore, the Company carries minimal inventory and relies, to a large extent, on rapid fulfillment from these and other vendors. These venders include, but are not limited to: Media Group, On-Tel Products Corp., Orange Glo International, Inc., Ronco Inventions, Salco International, Salton, and Tactica International, among others. The Company has no long-term contracts or arrangements with any of its vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new, or extend current, vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, its business, prospects, financial condition and results of operations would be materially adversely affected.

With the approval of shareholders, on March 8, 2000, the Company amended its Certificate of Incorporation to change its name from LA Group, Inc. to ONTV, Inc.

On June 2, 2000, the Company formed a subsidiary, Net e-Vantage, Inc. Incorporated in the State of Delaware, Net e-Vantage, Inc., located in San Diego, California, is a professional services company. Its principal business is to acquire online and off-line strategic partnerships, Business to Business
(B2B) and Business to Consumer (B2C) product lines and services, major brand names through direct manufacturer relationships and authorized distributors, as well as Internet Exclusives with a wide variety of products.

Net e-Vantage, Inc. will also provide the conduit for additional capital sources and corporate acquisitions for its growth and expansion, as well as that of the Company. The Company, directly and beneficially, owns 76% of the outstanding stock of Net e-Vantage, Inc., with the balance owned by its management and advisors.

On July 31, 2000, the Company entered into an Acquisition Agreement with What-a-Product, Ltd., a product development and manufacturing company, organized in the Province of Alberta, Canada. For total consideration of $15,000 in cash, and $20,000 in restricted shares of Common Stock of the Company, ONTV, Inc. acquired 85% of the issued and outstanding shares of capital stock of What-a-Product, Ltd. As a result of this stock purchase, the Company now owns 100% of the issued and outstanding shares of What a-Product, Ltd. Common stock. The Company's controlling interest now permits it to use certain manufacturing equipment and inventory, primarily related to the What-a Saw product which it will now have the full capability to produce. This acquisition continues the implementation of the Company's business strategy, which includes the expansion of What-a-Product, Inc. (WAPI) into a product development and manufacturing company. In furtherance of this strategy, the Company is seeking inventions and new products to market under its What-a-Product brand name for direct response and traditional retail distribution.

On July 26, 2000, the Company entered into a Joint Venture and Strategic Alliance Agreement with Coordinated Strategic Alliances (CSA), a major product developer and supplier to QVC Television. The agreement grants the Company Internet and interactive digital cable marketing rights for all products marketed, developed or acquired in the future by CSA. In exchange for these rights, the Company issued 350,000 restricted shares of Common Stock to CSA. Additionally, the agreement calls for both companies to expand product development through the Company's subsidiary, WAPI. WAPI has begun to develop a unique product and invention submission program designed to present consumer products for introduction to various CSA distribution lines, including QVC and Infomercial companies. In addition, the Company will feature the newly developed products through its websites, including www.AsSeenOnTV.com, www.SeenonTV.com, www.AsSeenOnTV.ws and www.SeenOnTV.ws.

On August 4, 2000, the Company entered into an Strategic Alliance/Joint Venture Agreement with Commerce.TV Corporation, of Braintree, MA. Commerce.TV, an interactive TV developer, and the Company have aligned to offer a product to make shopping at home more convenient than has, in the past, been available. This product will be available, in specific, nationally diverse test markets throughout the United States during November 2000, to digital cable and satellite TV subscribers. The product will enable the subscriber to easily and quickly purchase consumer products that are viewed on a television screen, by using their remote control. Management feels this will be an area of growth for the Company in the future.

The Company has expended no funds on research and development activities.

From inception to date, the Company has not been involved in any bankruptcy, receivership, or similar proceeding.

As of September 15, 2000, the Company employed five full time and three part time persons in the Rochester, NY office and two full time and two part time employees in the San Diego office. The Company's employees are not represented by labor unions. The Company believes relations with its employees are good.


ITEM 2. BUSINESS PROPERTIES

Under a lease executed on June 28, 2000, the Company, through its subsidiary Net e-Vantage, Inc. rents office space in San Diego, California. This twelve-month lease terminates on June 30, 2001, at which time it converts to a month to month tenancy. Terms of the lease call for monthly payments, in advance, of $3,000, which includes rent, administrative services, as well as telephone and High Speed T-1 Internet services.

On March 31, 2000, the Company entered into a two year Lease Agreement for office and warehouse space located at 75 Bermar Park, Suite 5, Rochester, New York 14624. On June 1, 2000, the Company moved its corporate headquarters, along with its fulfillment and warehouse operations into this facility. Under terms of the lease, monthly payments of $2,279 will be made for the first year, and $2,347 per month for the second year. In addition, the Company shall pay a pro-rata share, along with other occupants of the building, of real estate taxes, of which the Company estimates its share to approximate $5,000 per year. This newly constructed facility is anticipated to provide ample space for operations and growth during term of the lease.


ITEM 3. LEGAL PROCEEDINGS

On April 1, 1998, an action was commenced in the New York State Supreme Court in New York County, Index #601272/98, by Charles Schwab & Co., Inc. against Quintin
A. Prospero, LA Group, Inc. and CDR Transfer, Inc. Charles Schwab & Co., Inc. sold stock of the Company allegedly owned by Schwab's customer, Quentin A Prospero. The stock was subject to a stop-transfer order (i.e., the stock transfer agent was under instructions not to transfer the shares unless there had been a default by the Company in performing under terms of the loan agreement) and the customer could not make good delivery of the shares. Charles Schwab was forced to go into the market and buy shares, resulting in an out-of-pocket loss of $33,850. Charles Schwab claims that there was no legend on the face of its customer's certificates and that it is not bound by the stop-transfer order given to the stock transfer agent. The Company had valid cross-claims against the other Defendants; however, they are both judgment proof. While the Company may prevail on its defenses against Charles Schwab, there is the possibility that the Company could be liable for the entire amount for which it is being sued. It is likely that this case will be settled prior to trial.

Additionally, on May 17, 2000, an action was filed in the Court of Common Pleas, Summit County, Ohio, Case No: CVO2000-05-2214, by Terance L. Kelley, Inc. against LA Group, Inc. to recover $33,000. The plaintiff was a provider of accounting services for the Company's predecessor Company, Kent Toys, Inc. The Company is involved in a vigorous defense of the action.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In February 18, 2000, the Company sought shareholder approval of several items. Shareholder consent was sought and obtained for the following corporate issues:
(1) Amending the Certificate of Incorporation to change the Company's name, from LA Group, Inc., to ONTV, Inc.; (2) Increase of the number of authorized shares of common stock of the Company, from 20,000,000, to 100,000,000 (80,000,000 shares Class A and 20,000,000 shares Class B); (3)
Increasing the number of authorized shares of preferred stock, from 2,000,000 to 5,000,000; and (4) Ratification of all acts and deeds of the Officers and Directors of the Corporation from the date of its inception through January 31, 2000.

On March 8, 2000, the shareholder consent was tabulated, and all four issues were approved.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                    MATTERS

Market Information

The Common Stock of the Company, trading under the symbol of "ONTV", is quoted on NASDAQ Over the Counter Bulletin Board ("OTCBB"). The following information is provided, based upon quotations supplied by both The National Quotation Bureau, LLC and the Internet research company, ASKREASEARCH.

       Period      Low Bid  High Bid          Period        Low Bid    High Bid
       ------      -------  --------          ------        -------    --------

      1st 1998      n/a       n/a           3rd  1999        .035      2.18

      2nd 1998      n/a       n/a            4th 1999        .56        .77

      3rd 1998     .125      .215           1st  2000        .20        .56

      4th 1998     .09       .145           2nd  2000        .16        .32

      1st 1999     .05       .125            3rd 2000        .14       1.1875

      2nd 1999     .02       .05             4th 2000        .25        .625


The foregoing price information is based upon inter-dealer prices, without retail mark-up, mark down or commission, and may not represent actual transactions.

The capitalization of the Company consists of 80,000,000 shares of Class A Common Stock. Of this amount, 16,777,938 shares are issued and outstanding. There are 20,000,000 shares of Class B Common Stock authorized, none of which have been issued. In addition, the Company is authorized to issue 5,000,000 shares of preferred stock, none of which have been issued.

On January 31, 2000, the Company filed Form 10-SB, with the Securities and Exchange Commission (SEC) in order to become a fully reporting company. On February 24, 2000, the Company's public traded securities were delisted from trading on the OTCBB, and began to trade on the electronic pink sheets. This action was taken because the Company, as of that date, had not yet received final approval for the filed registration statement from the SEC. The Company was notified by the SEC on May 12, 2000 that approval was granted. After petition to NASDAQ, trading, once again, began on the Over the Counter Bulletin Board.

Holders of record.

As of September 7, 2000, there were 16,777,938 shares of Common Stock outstanding, held by 1013 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on our common stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.


ITEM 5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS.

The following discussion of the financial condition and results of operations of ONTV, Inc. should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this statement. This discussion contains forward-looking statements that involve risks and uncertainties. The actual results of the Company may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth elsewhere in this Report.

                              RESULTS OF OPERATIONS

       Fiscal Year Ended June 30, 2000 vs. Fiscal Year Ended June 30, 1999

Revenue for the fiscal year ended June 30, 2000 was $541,955, an increase of approximately 320% over fiscal year 1999 revenue of $129,050. The Company developed two new business segments during the latter half of the prior fiscal year. Thus, such revenue increases were due to the fact that the 2000 fiscal year contained a full twelve months of such revenue from each business segment, compared to only a portion of the prior year.

The cost of goods sold, as a percentage of revenue, was 23% for the current fiscal year ending June 30, 2000, as compared with 20% for the fiscal year ended June 30, 1999. This increase is primarily due to the fact that merchandise for resale over the Internet during the beginning of that business segment was purchased somewhat lower than normal.

Gross profit, as a percentage of revenue, was 77% for the fiscal year ended June 30, 2000, as compared with 80% for the prior fiscal year.

Operating expenses, as a percentage of revenue, approximated 71% for the fiscal year ended June 30, 2000, as compared with 151% for the prior year. The improvement in this ratio is primarily due to the efficiencies generated from the inclusion of a full year of revenues from each of the two business segments. Included in operating expenses during the current year were approximately $100,000, which represented the costs associated with the filing of the registration statement with the SEC in order to become a reporting company. In addition, management and staff employees were hired to carry out the strategic business plan of the Company. Management anticipates rising payroll and associated costs, as additional employees will be necessary to support the anticipated growth of the Company. Other additional costs shall include those expenses necessary to conform with the regulatory filing requirements of our now reporting company, and also to support shareholder communication.

Net income for the fiscal year ending June 30, 2000 was $38,651, or $.0025 per share, as compared to ($94,485), or ($.0064) per share for the fiscal year ended June 30, 1999.

                               IMPACT OF INFLATION

Management believes inflation has not had a material effect on the Company's operations or on its financial condition. The Company believes that it will be able to offset any future effects of inflation. The Company does not purchase, by contract, any product for resale. The Company sells products on an individual basis. Management therefore believes that any increase in costs to the Company can be immediately passed on to the customer. Although inflation could have an impact on the volume of sales, the Company could combat this by adjusting product mix, or by the change of product offered for sale.

                         LIQUIDITY AND CAPITAL RESOURCES

At the end of fiscal year 2000, working capital was ($5,026,651), a decline of $4,996,408. The decrease in working capital was primarily due to an increase of notes payable, a result of the purchase of the AsSeenOnTV.com domain name, as more fully described in the subsequent paragraph. Cash flow from operating activities increased to $105,292 for the current fiscal year, from $50,460 in the year ending June 30, 1999. This increase resulted from an increase in revenues and operating profits due to a full year of operating both previously described business segments.

On January 14, 2000, the Company purchased, at a total cost of $5,000,000, the domain name, AsSeenOnTV.com. The Company plans to develop this asset into a major website for e-commerce, and develop the site as an entry point or portal for consumers seeking to purchase products that they have seen on television. After Beta testing of the site, management has identified additional opportunities which it is exploring, as well. Consideration for the acquisition included a cash payment of $25,000 and a non-interest-bearing promissory note of $4,975,000. Terms of the note originally required a payment of $150,000 on July 18, 2000. The lender has extended the due date to January 1, 2001. The balance of the note, $4,825,000 is due April 18, 2001. Two million one hundred thousand (2,100,000) restricted shares of Company stock, which are not issued as of the date of this filing, and the domain name, collateralize the note. The domain has not yet been fully developed, thus the Company has not yet begun to see a full return on its investment.

On June 16, 2000, the Company entered into a note agreement with an unrelated individual in the amount of $250,000. The note proceeds were used, and continue to be used, for the purpose of establishing the new Net e-Vantage, Inc. subsidiary located in San Diego, California. The note, due December 13, 2000, is secured by 1.5 million restricted shares of common stock. These restricted shares have been issued and are being held in trust, although all rights associated with these shares remain with the Company.

Management believes the profits generated from operations will be sufficient to finance the web hosting and Internet sales segments of the business for the next twelve months. However, the Company has begun to conduct negotiations with several lenders to secure financing to timely repay each of the above notes. Should such financing be successful, it may result in increased obligations that could result in covenants that would restrict our operations. Successful negotiations have not yet been concluded, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. In the event negotiations are unsuccessful, and the Company is unable satisfy the payment terms of the notes, the Company must relinquish the domain back to the seller, as well as relinquish the collateralized restricted shares of Company stock to each of the note holders.

As previously described, the Company has recently entered into lease contracts with unrelated entities for office and warehouse space in Rochester, New York. Annual rental payments total $27,416 for the first year and $25,817 for the second year on this property.

Additionally, the Company's subsidiary, Net e-Vantage, Inc. secured lease space for the new Net e-Vantage, Inc. subsidiary office in San Diego, California. This one-year lease expires June 30, 2001 and, at that time, reverts to a month to month lease. Monthly rental payments for the first year are $3,000.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company are set forth on page F-1 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the Company's accountants on any accounting or financial disclosure matters during fiscal year 2000 and fiscal year 1999.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                    WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information called for hereunder has been omitted pursuant to paragraph G(3) of the General Instructions for the preparation of the Annual Reports of Form 10-KSB (the "General Instructions") in as much as the Company intends to file definitive proxy materials containing such information with the Securities and Exchange Commission before October 28, being 120 days after the end of the 2000 fiscal year. Upon such filing, the applicable information set forth therein shall be deemed incorporated herein.


ITEM 10. EXECUTIVE COMPENSATION

The information called for hereunder has been omitted pursuant to paragraph G(3) of the General Instructions in as much as the Company intends to file definitive proxy materials containing such information with the Securities and Exchange Commission before October 28, being 120 days after the end of the 2000 fiscal year. Upon such filing, the applicable information set forth therein shall be deemed incorporated herein.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for hereunder has been omitted pursuant to paragraph G(3) of the General Instructions in as much as the Company intends to file definitive proxy materials containing such information with the Securities and Exchange Commission before October 28, being 120 days after the end of the 2000 fiscal year. Upon such filing, the applicable information set forth therein shall be deemed incorporated herein.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for hereunder has been omitted pursuant to paragraph G(3) of the General Instructions in as much as the Company intends to file definitive proxy materials containing such information with the Securities and Exchange Commission before October 28, being 120 days after the end of the 2000 fiscal year. Upon such filing, the applicable information set forth therein shall be deemed incorporated herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8 K


          (a) EXHIBITS:

         EXHIBIT
         NUMBER                     DESCRIPTION OF EXHIBIT

         3 (i)           Articles of Incorporation(1)
         3 (ii)          By-laws(1)
         4               Form of Certificate evidencing Common Stock(1)
         9               Voting trust agreement(3)
         10              Material contracts(1)
         11              Computation of per share earnings(2)
         12              Annual Report to share holders(3)
         16              Letter on change in certifying accountant(3)
         18              Letter on change in accounting principles(3)
         21              Subsidiaries of the small business issuer(1)
         24              Power of Attorney(3)
         27              Financial Data Schedule
         99              Employment contract of Daniel M. Fasano(1)
                         Employment Contract of Frank T. Costanzo(1)
                         Employment Contract of Curt B. Westrom(1)
                         Analysis of Intangible Assets(1)
                         Origin of Goodwill(1)
--------

(1) Incorporated by reference to Exhibits filed as part of Registrant's Form 10-SB under SEC file Number 000-29249.

(2)  See Financial Statements.

(3)  Not Applicable.



          (b) REPORTS ON FORM 8-K

              No reports on Form 8-K have been filed by the registrant.

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



September 26, 2000                    ONTV, Inc.




                                      By: /s/ Daniel M. Fasano
                                          ----------------------------------
                                              Daniel M. Fasano
                                              Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                          Chief Executive Officer
/s/ Daniel M. Fasano      And Chairman of the
----------------------    Board of Directors                September 26, 2000
    Daniel M. Fasano




                          Chief Financial Officer
                          And Treasurer (Principal
/s/ Curt B. Westrom       Accounting and Financial
----------------------    Officer)                         September 26, 2000
    Curt B. Westrom

                           ONTV, INC. AND SUBSIDIARIES
                            (FORMERLY LA GROUP, INC.
                                 & SUBSIDIARIES)
                            (A DELAWARE CORPORATION)
                               ROCHESTER, NEW YORK

                     --------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                  JUNE 30, 2000
                     --------------------------------------

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC.
& SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


TABLE OF CONTENTS
--------------------------------------------------------------------------------


Independent Auditors' Report                                                         F-1

Consolidated Balance Sheets at June 30, 2000 and 1999                                F-2

Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended June 30, 2000, 1999 and 1998                                                 F-3

Consolidated Statements of Operations for the Years Ended June 30, 2000,
  1999 and 1998                                                                      F-4

Consolidated Statements of Cash Flows for the Years Ended June 30, 2000,
  1999 and 1998                                                                      F-5

Notes to Consolidated Financial Statements                                       F-6 to F-11

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Stockholders
ONTV, Inc. and Subsidiaries
  (Formerly LA Group, Inc.
  & Subsidiaries)
Rochester, New York


         We have audited the accompanying consolidated balance sheets of ONTV, Inc. and Subsidiaries (Formerly LA Group, Inc. & Subsidiaries) (A Delaware Corporation) as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ONTV, Inc. (Formerly LA Group, Inc. & Subsidiaries) as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.








Rochester, New York
  July 18, 2000

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


CONSOLIDATED BALANCE SHEETS
================================================================================================

June 30,                                                              2000              1999
------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                          $   243,897      $    16,549
Accounts Receivable                                                     16,995           10,308
Marketable Securities                                                   53,096           33,006
Inventory                                                               38,547            4,001
Deposits                                                                12,420               --
Due from Officer                                                        40,177           10,334
Prepaid Expenses                                                         2,591              600
------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                   407,723           74,798

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION                33,340            3,870

Intangible Assets - Net of Accumulated Amortization                  5,073,039           66,750
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $ 5,514,102      $   145,418
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable                                                   $   100,612      $    66,417
Accrued Expenses                                                        78,948           20,393
Accrued Taxes                                                           29,814           18,231
Notes Payable                                                        5,225,000               --
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                    5,434,374          105,041
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock:  $.001 Par; 100,000,000 Shares Authorized,
               16,777,938 and 15,277,938 Class A Shares Issued
               and Outstanding in 2000 and 1999, Respectively           16,778           15,278
Additional Paid In Capital                                             465,630          465,630
Accumulated Deficit                                                   (401,880)        (440,531)
------------------------------------------------------------------------------------------------
                                                                        80,528           40,377
Less: Stock Held in Trust                                                1,500               --
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                              79,028           40,377
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 5,514,102      $   145,418
================================================================================================


    The accompanying notes are an integral part of this financial statement.

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK



CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
=============================================================================================================

                                                                   Additional
                                           Number       Common       Paid In     Accumulated    Stockholders'
                                         of Shares       Stock       Capital       Deficit         Equity
-------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1997               13,962,938     $   13,963     $  188,166     $ (218,291)     $  (16,162)

Common Stock Issued -
Kent Acquisition                         300,000            300         14,700             --          15,000

Common Stock Issued -
For Cash                                 150,000            150          7,350             --           7,500

Common Stock Issued -
What a Products Acquisition              790,000            790         25,489             --          26,279

Capital Contributed in the form
of Services                                   --             --        100,000             --         100,000

Net Loss                                      --             --             --       (127,755)       (127,755)
-------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1998               15,202,938         15,203        335,705       (346,046)          4,862

Common Stock Issued for Cash              75,000             75         29,925             --          30,000

Capital Contributed in the form
of Services                                   --             --        100,000             --         100,000

Net Loss                                      --             --             --        (94,485)        (94,485)
-------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1999               15,277,938         15,278        465,630       (440,351)         40,377

Common Stock Issued as Collateral
  on Note Payable                      1,500,000          1,500             --             --           1,500

Net Income                                    --             --             --         38,651          38,651
-------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2000               16,777,938     $   16,778     $  465,630     $ (401,880)     $   80,528
=============================================================================================================


    The accompanying notes are an integral part of this financial statement.

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

Years Ended June 30,                 2000             1999              1998
-------------------------------------------------------------------------------

Revenues, Net of Returns        $    541,955     $    129,050      $     48,311
-------------------------------------------------------------------------------

COST OF GOODS SOLD                   122,290           25,970            13,239
-------------------------------------------------------------------------------

Gross Profit                         419,665          103,080            35,072
-------------------------------------------------------------------------------

EXPENSES
Contributed Services                      --          100,000           100,000
Amortization                          21,282           21,242            14,221
Depreciation                           1,000              143                75
Freight and Delivery                  28,225            7,359               703
Interest                               1,292            1,119             1,110
Legal and Accounting                  71,334            9,701            10,810
Litigation Contingency                    --           16,500                --
Payroll and Payroll Taxes            133,523               --                --
Other Expenses                       129,063           38,424            34,933
-------------------------------------------------------------------------------

TOTAL EXPENSES                       385,719          194,488           161,852
-------------------------------------------------------------------------------

Income (Loss) Before Taxes
Other Income (Loss) and
Income Taxes                          33,946          (91,408)         (126,780)

Equity in Income (Loss) of
Unconsolidated Investment              5,030           (1,934)               --
-------------------------------------------------------------------------------

Income (Loss) Before Taxes            38,976          (93,342)         (126,780)

Provision for Income Taxes               325            1,143               975
-------------------------------------------------------------------------------

NET INCOME (LOSS)               $     38,651     $    (94,485)     $   (126,780)

EARNINGS PER SHARE
================================================================================
Income (Loss) Per
Common Share - Basic and
Diluted                         $     0.0025     $    (0.0064)     $    (0.0087)

Weighted Average Number of
Common Shares Outstanding         15,339,413       14,679,760        14,679,760
================================================================================


    The accompanying notes are an integral part of this financial statement.

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


CONSOLIDATED STATEMENTS OF CASH FLOWS
=================================================================================================

Years Ended June 30,                                         2000          1999          1998
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                         $  38,651      $ (94,485)     $(127,755)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Amortization                                                 21,282         21,242         14,221
Depreciation                                                  1,000            143             75
Contributed Services                                             --        100,000        100,000
Equity in (Income) Loss of Unconsolidated Investments        (5,030)         1,934             --
Increase in Value of Minority Interest                          700             --             --
CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                          (6,687)       (10,308)            --
Inventory                                                   (34,546)        (3,106)         5,723
Prepaid Expenses                                             (1,991)          (600)            --
Security Deposits                                           (12,420)            --             --
Accounts Payable                                             34,195         12,016         (2,629)
Accrued Expenses                                             58,555         16,352          1,804
Accrued Taxes                                                11,583          6,762          5,960
Other                                                            --            510            797
-------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                    105,292         50,460         (1,804)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Marketable Securities                        (15,060)       (35,000)            --
Acquisition of Property and Equipment                       (24,470)        (3,850)          (238)
Acquisition of Intangible Assets                            (27,571)          (400)            --
Due To/From Officer                                         (35,843)       (24,746)        (5,587)
-------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                   (102,944)       (63,996)        (5,825)
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Debt                                           (25,000)            --             --
Proceeds from Borrowings                                    250,000             --             --
Proceeds from Issuance of Common Stock                           --         30,000          7,500
-------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                    225,000         30,000          7,500
-------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents        227,348         16,464           (129)

Cash and Cash Equivalents - Beginning of Year                16,549             85            214
-------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                   $ 243,897      $  16,549      $      85
=================================================================================================

SUPPLEMENTAL DISCLOSURES
Interest Paid                                             $      --      $      --      $      --
Income Taxes Paid                                         $      --      $      --      $      --
=================================================================================================


    The accompanying notes are an integral part of this financial statement.

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC.
& SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE A -   SUMMARY OF TRANSACTION
           SEGMENT DATA, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS
           The Company operates in two industry segments and generates revenue from customers throughout the United States. The company is primarily engaged in retail sales of general merchandise and consumer goods.

           ONTV, Inc. was formed on February 29, 1996 under the laws of the State of Delaware. The Company has since merged with other companies as well as acquired the stock of other companies. The Company was authorized to issue 20,000,000 shares of common stock $.001 par value and 5,000,000 shares of preferred stock. There are no preferred shares issued or outstanding at June 30, 2000. On March 8, 2000, the shareholders voted to increase the authorized number of common shares from 20,000,000 to 100,000,000. The new structure of common stock consists of 80,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. The Board of Directors has the authority to determine the rights and restrictions of the Class B common shares. However, none of the rights or restrictions of the Class B common shares shall be greater than those of the Class A common shares. At June 30, 2000 and 1999 there were no Class B shares issued or outstanding.

           NAME CHANGE
           On March 14, 2000, the company amended its Certificate of Incorporation to change its name from the LA Group, Inc. to ONTV, Inc.

NOTE B -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           The corporation maintains its books and prepares its financial statements on the accrual basis of accounting.

           PRINCIPLES OF CONSOLIDATION
           The consolidated financial statements include the accounts of the LA Group and its wholly or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

           USE OF ESTIMATES
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results can differ from those estimates.

           REVENUE RECOGNITION
           Revenue from product sales are recognized when both the goods are shipped, and the customer's right of return has expired.

           CONCENTRATIONS OF CREDIT RISK
           Financial instruments which potentially expose the Corporation to significant concentrations of credit risk consist principally of bank deposits which may at times exceed federally insured limits. The company had cash balances that exceeded insured limits at June 30, 2000 of $143,897. Cash is placed primarily in high quality short term interest bearing financial instruments. Sales recorded by the Company from one significant customer amounted to 55.1% and 45.4% of total revenue for the fiscal years ending June 30, 2000 and 1999, respectively. At June 30, 2000 and 1999, the Company had trade accounts receivable with the customer representing 62.8% and 67.5% of total receivables, respectively. The company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business. The Company does not foresee a credit risk with these receivables and accordingly no allowance for doubtful accounts has been recorded.
                                                                   - continued -

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC.
& SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE B -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

           CASH AND CASH EQUIVALENTS
           Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.

           INVESTMENTS
           The company has a 20% investment in a non majority owned company. The investment is accounted for under the equity method. Under the equity method the company records its pro rata share of income or loss of the investee as part of the investors net income with a corresponding adjustment to the carrying value of the investment. Dividends received from the investee are also recorded as an adjustment to the carrying value of investment.

           DUE FROM OFFICER
           Due from officer consists of short-term advances due on demand. The amount due from officer bears no interest and contains no formal repayment terms.

           INVENTORY
           Inventory is stated at the lower of cost or market using the first-in, first-out method.

           PROPERTY, EQUIPMENT AND DEPRECIATION
           Property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over the estimated useful lives as follows:

                           Leasehold Improvements                     5 Years
                           Computer Equipment                     5 - 7 Years
                           Office Furniture                       5 - 7 Years

           Maintenance and repairs are charged to expense. The cost of the assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.

           TRADEMARKS
           Trademarks are carried at cost and are amortized using the straight-line method over the estimated useful lives of 10 years from the date the company acquired the trademark.

           GOODWILL
           Goodwill results from the excess of the fair market value of assets acquired over the purchase price. Goodwill is carried at cost and is amortized using the straight line method over 5 years.

           WEBSITE AND DOMAIN NAME
           The company has made expenditures in designing and developing a website. The company will amortize the cost of website development as a charge to operations when it becomes operational.

                                                                   - continued -

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC.
& SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE B -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

           NET INCOME PER COMMON SHARE
           Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic Earnings Per Share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since there are no outstanding warrants, options, or convertible securities, for periods ending June 30, 2000, 1999 or 1998.

           INCOME TAXES
           The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Corporation had no material deferred tax assets or liabilities for the periods presented.

           PROVISION FOR INCOME TAXES
           Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carryforwards. A valuation allowance is recorded to reflect the likelihood of realization of deferred tax assets.

NOTE C -   BUSINESS SEGMENTS

           The Company operates in two principal business segments. Through its wholly owned subsidiary Seen on TV, Inc., the Company delivers products directly to the consumer via its internet website. (Segment
           I) The Company is also engaged in website hosting and development. (Segment II)

           Information on the Company's current business segments was as follows:

           ==================================================================================================================
                                                                                                 Years Ended June 30,
                                                                                           2000         1999         1998
           ------------------------------------------------------------------------------------------------------------------

           SEGMENT I
           Sales                                                                        $ 268,341     $ 94,025          $--
           Cost of Sales                                                                  122,290       24,175           --
           ------------------------------------------------------------------------------------------------------------------
           Gross Profit                                                                 $ 146,051     $ 69,850          $--
           Expenses                                                                        96,498       36,903           --
           ------------------------------------------------------------------------------------------------------------------
           Net Income                                                                    $ 49,553     $ 32,947          $--
           ------------------------------------------------------------------------------------------------------------------
           Total Assets                                                                  $ 71,716     $ 27,907          $--

           ==================================================================================================================

                                                                   - continued -

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC.
& SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE C -   BUSINESS SEGMENTS - CONTINUED

           ==================================================================================================================
                                                                                         Years Ended June 30,
                                                                                        2000            1999           1998
           ------------------------------------------------------------------------------------------------------------------

           SEGMENT II
           Sales                                                                 $   298,818       $  58,673            $--
           Cost of Sales                                                                  --              --             --
           ------------------------------------------------------------------------------------------------------------------
           Gross Profit                                                          $   298,818       $  58,673            $--
           Expenses                                                                  277,380         143,904             --
           ------------------------------------------------------------------------------------------------------------------
           Net Income(Loss)                                                      $    21,438       $ (85,231)           $--
           ------------------------------------------------------------------------------------------------------------------
           Total Assets                                                          $ 5,483,379       $ 150,659            $--
           ==================================================================================================================

           RECONCILIATION OF SEGMENT INFORMATION TO CONSOLIDATED AMOUNTS Information for the company's reportable segments relates to the company's consolidated totals as follows:

           ==================================================================================================================
                                                                                                 Years Ended June 30,
                                                                                        2000            1999           1998
           ------------------------------------------------------------------------------------------------------------------

           REVENUES

           Total Revenues for Reportable Segments                                $   567,159       $ 152,698            $--
           Other Revenues                                                              4,796           6,352             --
           Elimination of Intercompany Revenues                                      (30,000)        (30,000)            --
           ------------------------------------------------------------------------------------------------------------------

           Total Consolidated Revenues                                           $   541,955       $ 129,050            $--
           ==================================================================================================================

           PROFIT OR LOSS

           Total Profit or Loss for Reportable Segments                          $    70,991       $ (82,284)           $--
           Other Profit or Loss                                                      (19,890)          4,299             --
           General Corporate Expenses                                                (14,950)        (16,500)            --
           ------------------------------------------------------------------------------------------------------------------
           Total Consolidated Net Income                                         $    36,151       $ (94,485)           $--
           ==================================================================================================================

           ASSETS

           Total Assets for Reportable Segments                                  $ 5,555,095       $ 178,566            $--
           Elimination of Intersegment Receivables                                   (97,584)        (92,556)            --
           Assets Not Attributable to Segments                                        70,086          59,408             --
           ------------------------------------------------------------------------------------------------------------------
           Total Consolidated Assets                                             $ 5,527,597       $ 145,418            $--
           ==================================================================================================================

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC.
& SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE D -   PROPERTY AND EQUIPMENT
           Property and equipment are recorded at cost and consisted of the following:

           ================================================================================================================
           June 30,                                                                                    2000          1999
           ----------------------------------------------------------------------------------------------------------------
           Warehouse Equipment                                                                       $  6,000       $    --
           Office Furniture                                                                             7,346            --
           Computer Equipment                                                                          16,262         4,013
           Leasehold Improvements                                                                       4,875            --
           ----------------------------------------------------------------------------------------------------------------
                                                                                                     $ 34,483       $ 4,013
           Less:  Accumulated Depreciation                                                              1,143           143
           ----------------------------------------------------------------------------------------------------------------
           Net Property and Equipment                                                                $ 33,340       $ 3,870
           ================================================================================================================

           Depreciation expense for the years ended June 30, 2000 and 1999 was $1,000 and $143, respectively.

NOTE E -   INTANGIBLE ASSETS
           Intangible assets consisted of the following:

           =================================================================================================================
           June 30,                                                                                      2000          1999
           -----------------------------------------------------------------------------------------------------------------
           Website Development and Domain Name                                                    $ 5,027,571     $      --
           Goodwill                                                                                    95,145        95,145
           Trademarks                                                                                  15,382        15,382
           Other                                                                                        3,575         3,275
           -----------------------------------------------------------------------------------------------------------------
                                                                                                  $ 5,141,673     $ 113,802
           Less:  Accumulated Amortization                                                             68,634        18,391
           -----------------------------------------------------------------------------------------------------------------

           Net Intangible Assets                                                                  $ 5,073,039     $  95,411
           =================================================================================================================

           Amortization expense for the years ended June 30, 2000 and 1999 was $21,282 and $21,242, respectively.

NOTE F -   CONTINGENCIES
           The company has been named a defendant in a lawsuit. While the company may prevail, it is possible that the company may be liable for the amount of the claim. The company believes that in the event the outcome is unfavorable, the amount can be settled for approximately $16,500. Accordingly, this amount has been recorded in the accompanying financial statements.

           The Company has been named a defendant in a suit brought by a vendor against the predecessor company for services rendered. The suit requests indemnification for the debt in the amount of $24,375. The loss has been recorded for in the accompanying financial statement, however, management has indicated its plans to vigorously contest the suit and believes that the loss, if any, will not have a material impact on the company's financial position, results of operations, or cash flows in future years.

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC.
& SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE G -   NOTES PAYABLE
           In January, 2000, the Company entered into an agreement with an unrelated entity to acquire the domain name "As Seen on TV.Com" for $5 million. The consideration includes cash of $25,000 and a non-interest bearing promissory note of $4,975,000. The note is collateralized by 2.1 million shares of company stock which are not issued as of the date of the report, and the domain name. The terms of the note require a payment of $150,000 due on July 18, 2000 with the balance of the note due on April 18, 2001. The debt is non recourse and should the company default on the note terms, the domain name would revert back to the seller, and the company would forfeit the stock given as collateral. The balance of the note at June 30, 2000 was $4,975,000. The original payment of $150,000 due on July 18, 2000 has been extended by the lender until September 1, 2000.

           In June 2000 ONTV, Inc. entered into a loan agreement with an unrelated entity in the amount of $250,000. This note is for working capital and is secured by a promissory note and 1,500,000 shares of common stock. These shares are issued and are being held in trust by the corporation at June 30, 2000. All rights associated with these shares remain with ONTV, Inc. The note is due December 13, 2000 with 10% interest included.

NOTE H -   LEASES
           The corporation has entered into a 2 year lease beginning June, 2000 from an unrelated entity. The lease requires monthly payments of $2,279/month for the first year increasing to $2,347 per month for year two. Tenant agrees to pay for all taxes, maintenance and a portion of common area fees. Future minimum lease payments for the five years succeeding June 30, 2000 are as follows:

                   2001          2002          2003       2004       2005
           ---------------------------------------------------------------
               $ 27,416      $ 25,817          $ --       $ --       $ --
           ===============================================================

NOTE I -   LINE OF CREDIT
           The corporation has a line of credit with Key Bank, NA for $10,000 with interest at the prime rate plus 3 percent. The balance was $-0-at June 30, 2000 and 1999, respectively.