Form 10QSB
period 2000-09-30
ONTV INC
filed 2000-11-14
CIK 1011550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended September 30, 2000

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


                             75 Bermar Park, Suite 5
                            Rochester, New York 14624
                            -------------------------
                    (Address of principal executive offices)

                                 (716) 426-2290
                                 --------------
                           (Issuer's Telephone Number)

                          30 Corporate Woods, Suite 280
                            Rochester, New York 14623
                            -------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 15 or 15 (d) or the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                    Class                   Outstanding at November 8, 2000
                    -----                   -------------------------------

         Common Stock, $.001 par value               19,755,583

Transitional Small Business Disclosure Format (Check one):    Yes  [ ]  No  [X]

                                TABLE OF CONTENTS

                                                                                              PAGE #

PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements                                                         3

Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                           10-13


PART II - OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS                                                            13

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.                                   13

Item 3.           DEFAULTS UPON SENIOR SECURITIES                                              13

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS                                                    13

Item 5.           OTHER INFORMATION                                                            14

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                                             14


SIGNATURES                                                                                     14

ONTV, INC. & SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
                   (A DELAWARE CORPORATION)
  Rochester, New York

                                FINANCIAL REPORTS
                                       AT
                               SEPTEMBER 30, 2000

ONTV, INC. & SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
Rochester, New York

TABLE OF CONTENTS

--------------------------------------------------------------------------------

Independent Accountants' Report on Interim Unaudited
  Financial Information                                                             F - 2

Consolidated Balance Sheets at September 30, 2000 (Unaudited) and
  June 30, 2000                                                                     F - 3

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
  June 30, 2000 and 1999 and for the Three Months Ended
  September 30, 2000 (Unaudited)                                                    F - 4

Consolidated Statements of Operations for the Three Months Ended
  September 30, 2000 and 1999 (Unaudited)                                           F - 5

Consolidated Statements of Cash Flows for the Three Months Ended
  September 30, 2000 and 1999 (Unaudited)                                           F - 6

Notes to Consolidated Financial Statements                                          F - 7

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
ONTV, Inc. & Subsidiaries
Formerly LA Group, Inc. & Subsidiaries
Rochester, New York

We have reviewed the accompanying consolidated balance sheet of ONTV, Inc. & Subsidiaries (formerly LA Group, Inc. & Subsidiaries, A Delaware Corporation) as of September 30, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three months ended September 30, 2000 and 1999 in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of ONTV, Inc. & Subsidiaries.

A review consists principally of inquiries of company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with the generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of June 30, 2000 (presented herein), and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000, (not presented herein) and in our report dated July 18, 2000, we expressed an unqualified opinion on those financial statements. We have not performed any auditing procedures subsequent to the date of our Report.

Rotenberg & Company, LLP
Rochester, New York
October 18, 2000

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
 Rochester, New York

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                           (Unaudited)
                                                                           September 30,          June 30,
                                                                               2000                2000
--------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets

Cash and Cash Equivalents                                                  $    82,256         $   243,897
Accounts Receivable                                                             44,771              16,995
Marketable Securities                                                           52,688              53,096
Investment in Affiliate                                                         36,346                  --
Inventory                                                                       56,158              38,547
Due from Officer                                                                48,190              40,177

Prepaid Expenses and Deposits                                                   15,008              15,011
--------------------------------------------------------------------------------------------------------------

Total Current Assets                                                           335,417             407,723

Property and Equipment - Net of Accumulated Depreciation                        40,271              33,340

Intangible Assets - Net of Accumulated Amortization                          5,168,467           5,073,039

--------------------------------------------------------------------------------------------------------------

 Total Assets                                                              $ 5,544,155         $ 5,514,102
--------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts Payable                                                           $   128,966         $   100,612
Accrued Expenses and Accrued Taxes                                             159,846             109,462
Notes Payable                                                                5,225,000           5,225,000
--------------------------------------------------------------------------------------------------------------

Total Liabilities                                                            5,513,812           5,435,074
--------------------------------------------------------------------------------------------------------------

Minority Interest                                                                   --                  --


Stockholders' Equity (Deficit)

Common Stock:  $.001 Par; 100,000,000 Shares Authorized,
                          17,186,138 and 16,777,938 Shares Issued               17,186              16,778
                          and Outstanding as of September 30 and
                          June 30, 2000, Respectively
 Additional Paid In Capital                                                    581,744             465,630
 Accumulated Deficit                                                          (557,046)           (401,880)
--------------------------------------------------------------------------------------------------------------
                                                                                41,884              80,528
 Less: Stock Held in Trust                                                       1,500               1,500

          Treasury Stock - 37,500 Shares at Cost                                10,041                  --
--------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                      30,343              79,028
--------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                 $ 5,544,155         $ 5,514,102
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement. See Accountants' Review Report.

ONTV INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                       Additional
                                         Number        Common            Paid In       Accumulated      Stockholders'    Minority
                                       of Shares       Stock             Capital         Deficit           Equity        Interest
------------------------------------------------------------------------------------------------------------------------------------


BALANCE - JUNE 30, 1998                15,202,938      $    15,203     $   335,705     $  (346,046)     $     4,862

Common Stock Issued                        75,000               75          29,925              --           30,000

Capital Contributed in the form

of Services                                    --               --         100,000              --          100,000

Net Loss                                       --               --              --         (94,485)         (94,485)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1999                15,277,938           15,278         465,630        (440,531)          40,377

Common Stock Issued as Collateral       1,500,000            1,500              --              --            1,500
on Note Payable

Net Income                                     --               --              --          38,651           38,651
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2000                16,777,938      $    16,778     $   465,630     $  (401,880)     $    80,528

Common Stock Issued                       408,200              408         116,114              --          116,522

Minority Interest                                                                                                          (3,400)

Net Loss - Unaudited                           --               --              --        (155,166)        (155,166)       (3,400)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30,2000            17,186,138      $    17,186     $   581,744     $  (557,046)     $    41,884            --
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of this financial statement. See Accountants' Review Report.

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                (UNAUDITED)          (Unaudited)
Three Months Ended September 30,                                   2000                 1999
------------------------------------------------------------------------------------------------

REVENUES, NET OF RETURNS                                      $    223,130         $     84,203

COST OF GOODS SOLD                                                  79,368               15,337
------------------------------------------------------------------------------------------------

GROSS PROFIT                                                       143,762               68,866
------------------------------------------------------------------------------------------------

EXPENSES

Amortization                                                         5,337                2,019
Depreciation                                                         1,685                  249
Freight and Delivery                                                29,994                3,317
Interest                                                             6,309                  178
Legal and Accounting                                                35,349               11,766
Payroll and Payroll Taxes                                          128,745                  ---
Other Expenses                                                      92,001               14,837
------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                     299,420               32,366
------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE TAXES
OTHER INCOME (LOSS) AND

INCOME TAXES                                                      (155,658)              36,500

Equity in Income (Loss) of
Unconsolidated Investment                                           (2,908)                  --
------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE TAXES                                        (158,566)              36,500

Provision for Income Taxes                                              --                1,143
------------------------------------------------------------------------------------------------

Income (Loss) Before Minority Interest                            (158,566)              35,357

Minority Interest                                                    3,400                   --
------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                             $   (155,166)        $     35,357
------------------------------------------------------------------------------------------------

Net Income (Loss) Per Common Share - Basic and Diluted        $    (0.0091)        $     0.0023
------------------------------------------------------------------------------------------------

Weighted Average of Common Shares Outstanding                   17,038,470           15,277,938
------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of this financial statement. See Accountants' Review Report.

 ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF CASH FLOWS

September 30,                                                              2000              1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                       $(155,166)        $  35,357
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH FLOWS FROM OPERATING ACTIVITIES:

Amortization                                                                5,337             2,019
Depreciation                                                                1,685               143
Equity in (Income) Loss of Unconsolidated Investments                       2,908                --
CHANGES IN ASSETS AND LIABILITIES:

Accounts Receivable                                                       (27,776)           (8,411)
Inventory                                                                 (17,611)           (2,566)
Prepaid Expenses and Security Deposits

                                                                                3            (1,323)
Accounts Payable                                                           28,354            (2,633)
Accrued Expenses and Accrued Taxes                                         50,384            (1,946)
--------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                 (111,882)           20,640
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of Marketable Securities                                       (2,500)          (16,994)
Acquisition of Affiliate                                                  (16,325)               --
Acquisition of Notes Receivable                                                --             4,617
Acquisition of Property and Equipment                                      (8,615)           (1,952)
Acquisition of Intangible Assets                                           (4,265)          (36,771)
Due To/From Officer                                                        (8,013)           (8,017)
--------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                  (39,718)          (59,117)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Purchase of Treasury Stock                                                (10,041)               --
Proceeds from Issuance of Common Stock                                         --            30,000
--------------------------------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                  (10,041)           30,000
--------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                     (161,641)           (8,477)

Cash and Cash Equivalents - Beginning of Year                             243,897            16,549
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                 $  82,256         $   8,072
--------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES

Interest Paid                                                           $      --         $      --
Income Taxes Paid                                                       $      --         $      --
--------------------------------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of Common Stock in Exchange for Marketing Rights               $  96,500         $      --
Issuance of Common Stock in Exchange for Investment in Affiliate        $  20,021         $      --
--------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of this financial statement. See Accountants' Review Report.

ONTV, INC. & SUBSIDIARIES
LA GROUP, INC. & SUBSIDIARIES
(A Delaware Corporation)
Rochester, New York


NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



 NOTE A - BASIS OF PRESENTATION

         The consolidated financial statements of ONTV, Inc. & Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's annual report on Form 10-KSB.

         The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of or for the fiscal year as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's registration with the Securities and Exchange Commission and costs incurred to raise capital and acquisitions of patents and trademarks.

         The Company registered its common stock with the Securities and Exchange Commission on January 31, 2000 and received notification of approval on May 12, 2000.

NOTE B - OTHER MATTERS

         In July 2000, the Company entered into an alliance and marketing agreement with Coastal Sales Associates ("CSA") (an unrelated party) which grants the Company exclusive marketing rights via the internet and cable digital television to products owned by CSA. In exchange for these rights, the Company issued 350,000 shares of common stock having a total market value of $96,500.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB and with the Company's consolidated annual financial statements and management's discussion and analysis included in the Company's Form 10-KSB. This discussion contains forward looking statements that involve risks and uncertainties

This Report contains "forward-looking" statements regarding potential future events and developments affecting the business of the Company. These forward looking statements involve risks and uncertainties and are usually accompanied by words such as "believes," "anticipates," "plans," "expects," and similar expressions. Our actual results could differ materially from those expressed or implied by such forward-looking statements as a result of certain factors, including the risk factors described above and elsewhere in this Report. Such statements relate to, among other things, (i) competition for customers for products and services; (ii) the uncertainty of developing or obtaining rights to new products that will be accepted by the market and the timing of the introduction of new products into the market; (iii) the limited market life of the Company's products; and (iv) other statements about the Company or the direct response industry.

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

GENERAL:

ONTV, Inc., formerly known as LA Group, Inc. (the Company) was formed in the state of Delaware on 2/29/96., in order to create an entity with which to form a reverse merger with a public, non reporting, company, Kent Toys, Inc. Through a series of transactions, Kent merged with the Company on 3/15/96. Upon completion of this transaction, the Company became public and all Kent stock was then canceled.

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

                              RESULTS OF OPERATIONS

 Three months ended September 30, 2000 vs. Three Months Ended September 30, 1999

Revenue for the fiscal quarter ended September 30, 2000 was $223,130, an increase of 165% over revenue of $84,203 for the quarter ending September 30, 1999. The increase is primarily the result of increases realized in the Seen On TV, Inc. subsidiary. The sales of the "as seen on tv" products over the Internet has increased substantially in the last year due to the increased presence of the Company's domestic website, www.SeenOnTV.com.

Cost of goods sold, as a percentage of revenue, was 35.6% for the quarter ending September 30, 2000, as compared with 18.2% for the comparable period in 1999. The low cost percentages in the prior period resulted from the sale of product which was acquired at less than normal cost. Management believes that the current percentages are in line with expectations in the future.

Gross profit, as a percentage of revenue, was 64.4% for the quarter ending September 30, 2000, as compared with 81.8% for the comparable period in the prior year ending September 30, 1999. This decrease in margin resulted from the sale of "seen on tv" products in the prior period, which was acquired at the previously described less than normal cost. It is the belief of management that the lower margins realized in the current quarter are reflective of gross profit expectations in subsequent reporting periods.

Operating expenses, as a percentage of revenue, were 134.2% for the current quarter ending September 30, 2000, as compared with 38.4% for the comparable quarter ending September 30, 1999. Included in operating expenses for the current period were costs associated with the audit for the prior fiscal year, increased legal expenses resulting form retaining a new law firm to better advise and assist us in filing SEC documents and the completion of strategic alliances and, as yet, unannounced future business relationships. In addition, management and staff employees were hired to carry out the business plan of the Company. Other operating costs included the start up costs of the new subsidiary, Net e-Vantage, Inc., which has not yet realized any revenues. Management feels that although additional staff will be necessary to support growth, this operating expense ratio will decrease in future reporting periods as anticipated increased revenues are realized.

The net loss for the three months ended September 30, 2000 was $155,166, or $(0.0091) per share, compared with net income of $35,357, or $0.0023 per share, for the quarter ended September 30, 1999.

                               IMPACT OF INFLATION

Management believes inflation has not had a material effect on the Company's operations or on its financial condition. The Company believes that it will be able to offset any future effects of inflation. The Company does not purchase, by contract, any product for resale. The Company sells products on an individual basis, and, therefore, management believes that any increase in costs to the Company can be immediately passed on to the customer. Although inflation could have an impact on the volume of sales, the Company could combat this by adjusting product mix, or by the change of product offered for sale.

                         LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 2000 was ($5,178,395), a decline of $151,044 since the beginning of the current fiscal year. Cash flow from operating activities decreased to ($111,882) for the current fiscal quarter, an decline of $132,552 since June 30, 2000. The decrease in working capital and cash flow is primarily the result of the net loss of $155,166 for the current quarter.

The negative working capital deficiency is primarily attributable to the note balance of $4,975,000 for the purchase of the AsSeenOnTV.com domain name. On January 14, 2000, the Company purchased this domain name for the amount of $5,000,000, agreeing to pay the balance of the note on April 18, 2001. Over a period of months, the Company and the seller agreed to reduce the purchase price of the asset to $2,500,000 plus 2,500,000 restricted shares of ONTV, Inc. common stock. The transaction was consummated on October 20, 2000, and the Company issued the restricted shares of common stock to the seller. The current balance of the note is $2,460,000, which will be paid monthly over five years. The specific amount of payment will be based on 5% of product sales. Thus, the Company has eliminated nearly $2.5 in debt, and increased cash flow through the current fiscal year. The results of this transaction will be reflected in the financial statements for the fiscal quarter ending December 31, 2000.

In addition, in order to fund the costs for establishing the new subsidiary, Net e-Vantage, Inc., the Company, on June 16, 2000, entered into a note agreement with an unrelated third party, in the amount of $250,000. The note, becoming due December 16, 2000, is secured by 1,500,000 restricted shares of the Company's common stock. Net e-Vantage, Inc., has recently issued a private placement memorandum, with the intent to raise up to $4,000,000 in gross proceeds. A portion of these funds is anticipated to be used to satisfy the $250,000 note.

The Seen On TV, Inc. segment of the Company continues to show strong growth. As the busy holiday sales season commences, sales orders are being placed at over three times the rate as compared to the prior year. With the new warehouse location, this subsidiary is well placed to handle the increased business, with the only variable being picking and packing labor.

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

On July 26, 2000, the Company entered into a Joint Venture and Strategic Alliance Agreement with Coordinated Strategic Alliances (CSA), a major product developer and supplier to QVC Television. The agreement grants the Company Internet and interactive digital cable marketing rights for all products marketed, developed or acquired in the future by CSA. In exchange for these rights, the Company issued 350,000 restricted shares of Common Stock to CSA. Additionally, the agreement calls for both companies to expand product development through the Company's subsidiary, WAPI. WAPI has begun to develop a unique product and invention submission program designed to present consumer products for introduction to various CSA distribution lines, including QVC and Infomercial companies. In addition, the Company will feature the newly developed products through its websites, including www.AsSeenOnTV.com, www.SeenOnTV.com, www.AsSeenOnTV.ws, and www.SeenOnTV.ws.

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

During the current fiscal quarter, the Company purchased 37,500 shares of Company stock on the open market, for a total cost of $10,041. These shares have been placed in treasury, and management anticipates selling these shares in the future.

Management is relatively confident of the success of the private placement memorandum of Net e-Vantage, Inc. With the successful closing of that transaction, the wholly owned facility will be self-sufficient and will no longer need infusions of cash from the parent

Management believes that profits generated from operations may not be sufficient to finance the growth of the sales segment of the business company. Working capital requirements, primarily related to increased inventory requirements, will increase as a result of the new alliances entered into by the Company. Management has begun negotiations with a traditional lender to provide a line of credit which may be necessary to fund this growth. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.


                           PART II - OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS

In April 1998, the Company was named party to an action by Charles Schwab & Co. This action, as fully described in the Company's previous filings, resulted in the Company accruing $16,500, in its financial statement, which is expected to be a likely settlement amount.

In addition, as fully described in the Company's Form 10 KSB for the previous fiscal year, the company was named in an action filed by the provider of accounting services for the Company's predecessor company, Kent Toys, Inc. A settlement was reached on October 16, 2000, in which the claimant agreed to accept shares of the Company's common stock, which has a value of $25,000, as a complete settlement. 69,445 shares, having a market value of $8,333.33 were issued on October 19, 2000 with the balance to be issued November 16, 2000 and December 16, 2000. The number of shares issued on these dates will each reflect a market value of $8,333.33.

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                           None

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                           None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In October 2000, the Company contacted its shareholders to announce the annual meeting, to be held in

Rochester, NY on November 10, 2000. Proxies were sent to the shareholders asking them to vote on three items: (1) The election of three directors; (2) Ratify the designation of independent auditors for the fiscal year ending June 30, 2001; and (3) to transact such other business as may properly come before the annual meeting.

As of the preparation of this filing, the results of the proxy vote have not yet been tabulated.

Item 5            OTHER MATTERS

                           None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                           None


                                   SIGNATURES


         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         November 9, 2000               ONTV, Inc.




                                        By:  /s/ Daniel M. Fasano
                                            ------------------------------------
                                            Daniel M. Fasano
                                            Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                               Chief Executive Officer
                               And Chairman of the
/s/ Daniel M. Fasano           Board of Directors             November 9, 2000
------------------------
Daniel M. Fasano




                               Chief Financial Officer
                               And Treasurer (Principal
                               Accounting and Financial
/s/ Curt B. Westrom            Officer)                       November 9, 2000
------------------------
Curt B. Westrom