Form 10QSB
period 2000-12-31
ONTV INC
filed 2001-02-14
CIK 1011550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended December 31, 2000


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission File Number 000-29249

                                   ONTV, Inc.
        (Exact name of small business issuer as specified in its charter)


                   Delaware                             16-1499611
                   --------                             ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 15 or 15 (d) or the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                       Outstanding at January 31, 2001
                  -----                       -------------------------------

         Common Stock, $.001 par value                 19,891,000


Transitional Small Business Disclosure Format (Check one):  Yes  [ ]   No  [ X ]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          PAGE #


Item 1.     Financial Statements                                              3

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    9 - 12



PART II - OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS                                                12

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.                       12

Item 3.     DEFAULTS UPON SENIOR SECURITIES                                  12
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                      12 - 13
Item 5.     OTHER INFORMATION                                                13

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                                 13


SIGNATURES                                                                   14

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


TABLE OF CONTENTS
================================================================================

Independent Accountants' Report on Interim Financial Information        F-2

Consolidated Balance Sheets at December 31, 2000 (Unaudited) and
  June 30, 2000                                                         F-3

Consolidated Statements of Changes in Stockholders' Equity for the
  Year Ended June 30, 2000 and for the Six Months Ended December 31,
  2000 and 1999                                                         F-4

Consolidated Statements of Operations for the Three Months and
  Six Months Ended December 31, 2000 and 1999 (Unaudited).              F-5

Consolidated Statements of Cash Flows for the Six Months Ended
  December 31, 2000 and 1999 (Unaudited)                                F-6

Notes to Financial Statements                                        F-7 to F-8

                  INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
ONTV, Inc.& Subsidiaries
(A Delaware Corporation)
Rochester, New York

         We have reviewed the accompanying consolidated balance sheet of ONTV, Inc.& Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three months and six months ended December 31, 2000 and 1999. All information included in these financial statements is the representation of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accounts. A review of interim financial information consists principally of applying analytical procedures to the financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 2000 (presented herein), and the related consolidated statements of operations, changes in stockholders' equity and cash flows (not presented herein) for the year then ended, and in our report dated July 18, 2000, we expressed an unqualified opinion on those financial statements. We have not performed any audit procedures subsequent to the date of our report.






/s/ Rotenberg & Company, LLP
Rotenberg & Company, LLP
Rochester, New York
  January 23,2001

ONTV, INC. AND SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------
                                                                                             (UNAUDITED)
                                                                                            DECEMBER 31,      JUNE 30,
                                                                                                    2000          2000
--------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                                                       $ 88,415     $ 243,897
Accounts Receivable                                                                               42,706        16,995
Investments in Affiliates                                                                        122,898        53,096
Inventory                                                                                         78,099        38,547
Due from Officer                                                                                  49,729        40,177
Prepaid Expenses and Deposits                                                                     11,705        15,011
--------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                             393,552       407,723

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION                                          38,586        33,340

Intangible Assets - Net of Accumulated Amortization                                            2,973,184     5,073,039
--------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                 $ 3,405,322   $ 5,514,102
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                                                               $  99,319     $ 100,612
Accrued Expenses and Accrued Taxes                                                               218,261       109,462
Notes Payable - Due Within One Year                                                              310,000     5,225,000
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 627,580     5,435,074

Note Payable - Due After One Year                                                              2,395,000            --
--------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                              3,022,580     5,435,074
--------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock:  $.001 Par; 100,000,000 Shares Authorized,
               19,891,000 and 16,777,938 Shares Issued                                            19,891        16,778
               and Outstanding as of December 31 and
               June 30, 2000, Respectively.
Additional Paid In Capital                                                                       903,414       465,630
Accumulated Deficit                                                                             (526,976)     (401,880)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 396,329        80,528
Less: Stock Held in Trust                                                                          1,500         1,500
   Treasury Stock - 57,500 Shares at Cost                                                         12,087            --
--------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                       382,742        79,028
--------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 3,405,322   $ 5,514,102
--------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.
                         See Accountants' Review Report

ONTV, INC. AND SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
                                                               Additional
                                         Number     Common       Paid In       Accumulated   Stockholders'    Minority
                                       of Shares     Stock       Capital         Deficit         Equity       Interest
----------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 1999               15,277,938    $ 15,278    $ 465,630     $ (440,531)    $  40,377

Net Income - Unaudited                          --          --           --         75,644      75,644
--------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1999           15,277,938      15,278      465,630       (364,887)      116,021

Common Stock Issued as Collateral      1,500,000       1,500           --             --         1,500
 on Note Payable

Net Income                                    --          --           --        (36,993)      (36,993)
--------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2000               16,777,938      16,778      465,630       (401,880)    $  80,528

Common Stock Issued                    3,113,062       3,113      437,784             --       440,897

Minority Interest                             --          --           --             --            --        3,400

Net Loss - Unaudited                          --          --           --       (125,096)     (125,096)      (3,400)
--------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 30,2000            19,891,000    $ 19,891    $ 903,414     $ (526,976)    $ 396,329           --
--------------------------------------------------------------------------------------------------------------------




    The accompanying notes are an integral part of this financial statement.
                         See Accountants' Review Report

ONTV, INC. AND SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------------

                                                      QTR Ended          QTR Ended  Six Months Ended   Six Months Ended
                                                  DEC. 31, 2000      Dec. 31, 1999     DEC. 31, 2000      Dec. 31, 1999
---------------------------------------------------------------------------------------------------------------------------------

REVENUES, NET OF RETURNS                           $    560,574       $    125,551      $    783,704       $    209,754

COST OF GOODS SOLD                                      201,092             17,086           280,461             32,423
-----------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                            359,482            108,465           503,243            177,331
-----------------------------------------------------------------------------------------------------------------------

EXPENSES
Amortization                                              5,314              6,060            10,651             12,120
Depreciation                                              1,685                443             3,370                586
Freight and Delivery                                     69,902                 --            99,896                 --
Interest                                                 19,061                136            25,370                314
Legal and Accounting                                      6,631             11,340            41,979             22,608
Payroll and Payroll Taxes                               137,484                 --           266,229                 --
Other Expenses                                           88,085             41,617           180,086             59,427
-----------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                          328,162             59,596           627,581             95,055
-----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE TAXES
OTHER INCOME (LOSS) AND
INCOME TAXES                                             31,320             48,869          (124,338)            82,276

Equity in Income (Loss) of
Unconsolidated Investment                                  (763)                --            (3,671)            (5,987)
-----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE TAXES                               30,557             48,869          (128,009)            76,289

Provision for Income Taxes                                  487                645               487                645
-----------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Minority Interest                   30,070             48,224          (128,496)            75,644

Minority Interest                                            --                 --             3,400                 --
-----------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                  $     30,070       $     48,224      $   (125,096)      $     75,644
-----------------------------------------------------------------------------------------------------------------------

Net Income (Loss) Per Common Share
 - Basic and Diluted                               $       0.00       $       0.01      $      (0.01)      $       0.01
-----------------------------------------------------------------------------------------------------------------------

Weighted Average of Common Shares Outstanding        19,413,456         15,220,404        18,226,281         15,277,938
-----------------------------------------------------------------------------------------------------------------------




    The accompanying notes are an integral part of this financial statement.
                         See Accountants' Review Report

ONTV, INC. AND SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------------

Six Months Ended December 31,                                                                     2000              1999
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                            $  (125,096)      $    75,644
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Amortization                                                                                      10,651            12,120
Depreciation                                                                                       3,370               586
Equity in (Income) Loss of Unconsolidated Investments                                              3,671             5,987
CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                                                              (25,711)          (27,975)
Inventory                                                                                        (39,552)           (7,387)
Prepaid Expenses and Security Deposits                                                             3,306               600
Accounts Payable and Other                                                                        23,082            (7,662)
Accrued Expenses and Accrued Taxes                                                               108,799             7,001
--------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                                         (37,480)           58,914
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Marketable Securities                                                              (2,500)          (15,000)
Acquisition of Affiliate                                                                         (50,952)               --
Acquisition of Property and Equipment                                                             (8,615)           (2,949)
Acquisition of Intangible Assets                                                                 (14,296)          (15,550)
Repayment of Debt                                                                                (20,000)               --
Due To/From Officer                                                                               (9,552)          (21,191)
--------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                                        (105,915)          (54,690)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock                                                                       (12,087)               --
--------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                                         (12,087)               --
--------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                            (155,482)            4,224

Cash and Cash Equivalents - Beginning of Year                                                    243,897            16,549
--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                                      $    88,415       $    20,773
--------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Interest Paid                                                                                $        --       $        --
Income Taxes Paid                                                                            $        --       $        --
--------------------------------------------------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of Domain Name and Note Payable                                                    $ 2,500,000       $        --
Issuance of Common Stock to Adjust Purchase Price of Domain Name                             $   300,000       $        --
Issuance of Common Stock in Settlement of Lawsuit                                            $    24,375       $        --
Issuance of Common Stock in Exchange for Marketing Rights                                    $    96,500       $        --
Issuance of Common Stock in Exchange for Investment in Affiliate                             $    20,021       $        --
--------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.
                         See Accountants' Review Report

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE A -   BASIS OF PRESENTATION
           The condensed financial statements of ONTV, Inc. & Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included elsewhere herein in the Company's registration statement on Form 10K - SB.

           The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of for the calendar year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's registration with the Securities and Exchange Commission and costs incurred to raise capital and acquisitions of patents and trademarks.

NOTE B -   SIGNIFICANT ACCOUNTING POLICIES
           INVESTMENTS
           During the quarter the Company made an equity investment of 23% in a non-majority owned affiliate. The investment is accounted for under the equity method. Under the equity method the company records its prorata share of income or loss of the investee as part of the investors net income with a corresponding adjustment to the carrying value of the investment. A principal stockholder in ONTV, Inc. also holds a material interest in the affiliate.

           RECLASSIFICATIONS
           Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE C -   CONTINGENCIES
           In October 2000, pursuant to a consent judgment order, the Company issued 204,862 shares of its stock in Settlement of Judgment. The Company has previously recorded the liability in the amount of $24,375.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE D - NOTES PAYABLE

         A note payable in the amount of $250,000 was due in full on December 15, 2000. The note is unpaid as of December 31, 2000 and in default. The company plans on raising additional cash through the issuance of subsidiary common stock during the first quarter of 2001 and intends on repaying the note in full.

         In October 2000, the Company renegotiated the purchase price of the Domain Name "As Seen ONTV.com". The purchase price was adjusted from $5,000,000 down to $2,800,000 in exchange for 2,500,000 shares of ONTV, Inc. stock. The renegotiated note payable of $2,455,000 at December 31, 2000 requires payments of a minimum of $5,000 or 5% of monthly gross sales.

NOTE E - OTHER MATTERS
         In July 2000, the Company entered into an alliance and marketing agreement with Coastal Sales Associates ("CSA") (an unrelated party) which grants the Company exclusive marketing rights via the internet and cable digital television to products owned by CSA. In exchange for these rights, the Company issued 350,000 shares of common stock having a total market value of $96,500.

         NAME CHANGE
         On March 14, 2000 the Company amended its certificate of incorporation to change its name from The LA Group, Inc. to ONTV, Inc.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB and with the Company's consolidated annual financial statements and management's discussion and analysis included in the Company's Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties

This Report contains "forward-looking" statements regarding potential future events and developments affecting the business of the Company. These forward looking statements involve risks and uncertainties and are usually accompanied by words such as "believes," "anticipates," "plans," "expects," and similar expressions. Our actual results could differ materially from those expressed or implied by such forward-looking statements as a result of certain factors, including the risk factors described above and elsewhere in this Report. Such statements relate to, among other things, (i) competition for customers for products and services; (ii) the uncertainty of developing or obtaining rights to new products that will be accepted by the market and the timing of the introduction of new products into the market; (iii) the limited market life of the Company's products; and (iv) other statements about the Company or the direct response industry.

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

                              RESULTS OF OPERATIONS

         Three Months and Six Months Ended December 31, 2000 vs. Three Months and Six Months Ended December 31, 1999

Revenue for the fiscal quarter ended December 31, 2000 was $560,574, an increase of 346% over revenue of $125,551 for the quarter ending December 31, 1999. The six months period ended December 31, 2000 reflected revenue of $783,704, a 274% increase of the comparable period ending December 31, 1999. The improvements are primarily the result of increases realized in the Seen On TV, Inc. subsidiary. The sales of the "as seen on tv" products over the Internet has increased substantially in the last year due to the increased presence of the Company's domestic website, www.seenontv.com. and the exposure of the domain name AsSeenOnTV.com., and the resultant increase in sales due to the holiday season.

Cost of goods sold, as a percentage of revenue, was 35.9% and 35.8% for the three and six month periods ending December 31, 2000, as compared with 13.6% and 15.5% for the comparable periods in the prior fiscal year. The low cost percentages in the prior periods, in each case, resulted from the sale of product which was acquired at less than normal cost. Management believes that the current percentages are in line with expectations for the future.

Gross profit, as percentages of revenue, was 64.1% and 64.2% for the quarter and six month periods ending December 31, 2000, as compared with 86.4% and 84.5% for the comparable periods in the prior year ending December 31, 1999. This decrease in margins resulted from the sale of "seen on tv" products in the prior period, which was acquired at the previously described less than normal cost. In addition, gross profits during prior reporting periods were inclusive of a higher percentage of profits resulting from revenue derived from revenue sharing agreements. These revenues have limited direct costs applied to them, thus result in higher gross profit than the sales segment. It is the belief of management that the lower margins realized in the current operating periods are reflective of gross profit expectations for subsequent reporting periods.

Operating expenses, as a percentage of revenue, were 58.5% for the current quarter and 80.1% for the six months ending December 31, 2000, as compared with 47.5% and 45.3% for the comparable periods ending December 31, 1999. During the current operating periods, costs included the salaries of management and staff employees hired to carry out the business plan of the Company. Management feels that although additional staff will be necessary to support growth, this operating expense ratio will decrease in future reporting periods as anticipated increased revenues are realized. Additionally, the start up costs of the new subsidiary, Net e-Vantage, Inc., which has not yet realized any revenues, have also been included. These expenses totaled $72,420 for the quarter, and $153,990 for the six months, ending December 31, 2000. Had these start up expenses not been incurred, the operating expenses, as percentages of revenue, would have been 45.6%, and 60.4%, respectively, for the three and six month periods ending December 31, 2000. Also, included in operating expenses for the current six month period were costs associated with the audit for the prior fiscal year, increased legal expenses resulting from retaining a new law firm to better advise and assist us in filing SEC documents and the completion of strategic alliances and, as yet, unannounced future business relationships.

The net income for the three month period ending December 31, 2000 was $30,070, or $0.0015 per share, while the six month period ending December 31, 2000 reflected a loss of $125,096 or $(0.0069) per share. This compared to net income of $48,224, or $0.0031 per share, and $75,644, or $0.0050 per share, respectively, for the comparable periods ending December 31, 1999. Had the results of the start up subsidiary, Net e-Vantage, Inc., not been included, the net profits for the three and six month periods ending December 31, 2000 would have been $102,490, or $0.0053 per share, and $28,894, or $0.0016 per share, respectively.

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


                         LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2000 was $15,972, an increase of $5,043,323 since the beginning of the current fiscal year. This increase primarily results from the restructuring of the purchase of the domain name AsseenonTV.com, from the original price of $5,000,000 to $2,800,000, and the corresponding reduction of the resultant note payable from $4,975,000 to $2,455,000. The entire note balance had been classified as a current liability in prior reporting periods, however with the restructure of the note agreement, only $60,000 is now a current liability due within the current operating cycle, with the balance reflected as a long term liability.

Net cash used in operating activities of the Company was $37,480 for the current six month period compared to net cash provided of $58,914 for the six month period ended December 31, 1999. The negative cash flow is primarily the result of the previously referenced start-up costs of the Net e-Vantage, Inc. subsidiary.

To assist with funding the start-up costs of Net e-Vantage, Inc., the company, on June 16, 2000, entered into a note agreement with an unrelated third party, in the amount of $250,000. The note, which was due on December 16, 2000, is secured by 1,500,000 restricted shares of the Company's common stock which is held by the lender's escrow agent. As of the date of this filing, accrued interest, through January 31, 2001, has been paid on this note. In addition, a principal payment, in the amount of $30,000, has been paid. Although the Company is in default on the payment of the note, communication with the lender is on going and harmonious. Net e-Vantage is in the midst of a private placement memorandum, with initial proceeds received to be used for payment of the balance of the $220,000 note. In addition, with the successful closing of the private placement, Net e-Vantage, Inc. will be self-sufficient and will no longer need infusions of cash from ONTV, Inc., the parent company.

The Seen On TV, Inc. segment of the business continues to show strong growth. The quarter ending December 31, 2000, which is inclusive of the strong holiday sales season, showed a 1083% increase in sales over the same period in the prior year. The six months sales increase was 790% over the comparative period ending December 31, 1999. Management believes that this increase is reflective of the use of the new domain name, AsSeenOnTV.com. While the product line continues to increase, the Company's warehouse facility is well positioned to manage the anticipated continued growth.

Income from revenue sharing agreements, the other major business segment of the Company, also reported revenue growth of 20% and 15% for the three and six-month periods ended December 31, 2000, respectively, compared to the same periods of the prior fiscal year. Management feels that these increases were primarily due to increased web site exposure.

During the current fiscal quarter, the Company purchased 20,000 shares of Company stock on the open market, for a cost of $2046. This brings the total number of shares of ONTV stock owned by the Company, and placed in the treasury, to 57,500.

Management believes that income generated from operations may not be sufficient to finance the growth of the sales segment of the business. Working capital requirements, primarily related to increased inventory needs, may increase as a result of the new alliances entered into by the Company. The Company may seek to secure a line of credit with a traditional lender in order to fund this growth. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.




                           PART II - OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS

In April 1998, the Company was named party to an action by Charles Schwab & Co. This action, as fully described in the Company's previous filings, resulted in the Company accruing $16,500, in its financial statement, which is expected to be a likely settlement amount.

In addition, as fully described in the Company's Form 10-KSB for the previous fiscal year, the company was named in an action filed by the provider of accounting services for the Company's predecessor Company, Kent Toys, Inc. A settlement was reached on October 16, 2000, in which the claimant agreed to accept shares of the Company's common stock, which had a value of $25,000, as a complete settlement. Shares of the common stock were issued in three consecutive monthly installments from October 2000 through December 2000, with each issuance having a market value of $8,333.33. A total of 204,862 shares were issued to settle this claim.


Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                           None

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                           None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 10, 2000, the Company held its Annual Meeting of Shareholders. The shareholders voted, either in person or by proxy, on the following matters:

         1. The election of three directors to serve until the next annual meeting of stockholders or until their respective successors have been elected and qualified; and

         2. To ratify the designation of Rotenberg & Company, LLP as the independent auditors for the period ending June 30, 2001.

The results of the stockholder votes were as follows:

Proposal 1 - Election of three directors:

                                              For       Against          Abstain
                                              ---       -------          -------

         Daniel M. Fasano                 17,002,721       1                10
         Frank T. Costanzo                17,002,722       1                 9
         Curt B. Westrom                  17,002,720       1                11



Proposal 2 - Ratification of the appointment of Rotenberg & Company, LLP

                                              For       Against          Abstain
                                              ---       -------          -------

         Appointment of Rotenberg & Co.   17,002,721       1                10


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



         February 12, 2001           ONTV, Inc.




                                     By: /s/  Daniel M. Fasano
                                         ----------------------
                                            Daniel M. Fasano
                                            Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                               Chief Executive Officer
                               And Chairman of the
/s/  Daniel M. Fasano          Board of Directors            February 12, 2001
----------------------
 Daniel M. Fasano




                               Chief Financial Officer
                               And Treasurer (Principal
                               Accounting and Financial
/s/  Curt B. Westrom           Officer)                      February 12, 2001
----------------------
Curt B. Westrom