Form 10QSB
period 2001-03-31
ONTV INC
filed 2001-05-14
CIK 1011550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended March 31, 2001


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

                                 (716) 426-2290
                           (Issuer's Telephone Number)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                                  Outstanding at May 7, 2001
            -----                                  --------------------------
Common Stock, $.001 par value                            23,720,861


Transitional Small Business Disclosure Format (Check one):    Yes [ ]    No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                        PAGE#


Item 1.   Financial Statements                                           3

Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                              9 - 12



PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS                                             13

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.                    13

Item 3.   DEFAULTS UPON SENIOR SECURITIES                               13

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                     13 - 14

Item 5.   OTHER INFORMATION                                             14

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                              14


SIGNATURES                                                              15

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK





TABLE OF CONTENTS
================================================================================

Independent Accountants' Report on Interim Financial Information                         F-2

Consolidated Balance Sheets at March 31, 2001 (Unaudited) and
  June 30, 2000                                                                          F-3

Consolidated Statements of Changes in Stockholders' Equity for the Year Ended
  June 30, 2000, for the Six Months Ended December 31, 2000 and 1999
  (Unaudited), and for the Nine Months Ended March 31,
  2001 and 2000 (Unaudited)                                                              F-4

Consolidated Statements of Operations for the Three Months and Nine Months Ended
  March 31, 2001 and 2000 (Unaudited)                                                    F-5

Consolidated Statements of Cash Flows for the Nine Months
  Ended March 31, 2001 and 2000 (Unaudited)                                              F-6

Notes to Financial Statements                                                        F-7 to F-8

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
ONTV, Inc. & Subsidiaries
(A Delaware Corporation)
Rochester, New York

         We have reviewed the accompanying consolidated balance sheet of ONTV, Inc. & Subsidiaries as of March 31, 2001, the related consolidated statements of changes in stockholders' equity and operations for the three and nine months ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended March 31, 2001 and 2000. All information included in these financial statements is the representation of the Company's management.

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

         Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ONTV, Inc. & Subsidiaries as of June 30, 2000 (presented herein), and the related consolidated statements of changes in stockholders' equity (presented herein), operations, and cash flows (not presented herein) for the year then ended, and in our report dated July 18, 2000, we expressed an unqualified opinion on those consolidated financial statements. We have not performed any audit procedures subsequent to the date of our report.





/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  April 20, 2001

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED BALANCE SHEETS
=====================================================================================================
                                                                           (UNAUDITED)
                                                                            MARCH 31,       June 30,
                                                                               2001           2000
-----------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                                $     2,091      $   243,897
Accounts Receivable                                                           42,744           16,995
Investments in Affiliates                                                    135,398           53,096
Inventory                                                                     73,093           38,547
Due from Officer                                                              67,805           40,177
Other Current Assets                                                          13,046           15,011
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                         334,177          407,723

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION                      39,485           33,340


OTHER ASSETS
Intangible Assets - Net of Accumulated Amortization                        2,989,838        5,073,039
-----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $ 3,363,500      $ 5,514,102
-----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                    $   145,994      $   210,074
Notes Payable - Due Within One Year                                           60,000        5,225,000
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                    205,994        5,435,074

Notes Payable - Due After One Year                                         2,582,050             --
-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                          2,788,044        5,435,074
-----------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                 --               --
-----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock:  $.001 Par; 100,000,000 Shares Authorized,
               23,720,861 and 16,777,938 Shares Issued                        23,721           16,778
               and Outstanding as of March 31, 2001 and
               June 30, 2000, Respectively
Additional Paid In Capital                                                 1,052,100          465,630
Accumulated Deficit                                                         (486,778)        (401,880)
-----------------------------------------------------------------------------------------------------
                                                                             589,043           80,528
Less:  Stock Held in Trust                                                     1,500            1,500
  Treasury Stock - 57,500 Shares at Cost                                      12,087               --
-----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                   575,456           79,028
-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 3,363,500      $ 5,514,102
=====================================================================================================





The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
==================================================================================================================================
                                                                           Additional
                                               Number         Common         Paid In     Accumulated   Stockholders'    Minority
                                             of Shares         Stock         Capital        Deficit        Equity       Interest
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1999                      15,277,938     $   15,278     $  465,630     $ (440,531)     $   40,377     $     --

Net Income - Unaudited                               --             --             --         75,644          75,644           --
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1999 (UNAUDITED)      15,277,938         15,278        465,630       (364,887)        116,021           --

Net Income - Unaudited                               --             --             --        105,984         105,984           --
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - MARCH 31, 2000 (UNAUDITED)         15,277,938         15,278        465,630       (258,903)        222,005           --

Common Stock Issued as Collateral on
  Note Payable                                1,500,000          1,500             --             --           1,500           --

Net Loss                                             --             --             --       (142,977)       (142,977)          --
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2000                      16,777,938         16,778        465,630       (401,880)         80,258           --

Common Stock Issued                             408,200            408        116,114             --         116,522        3,400

Net Loss                                             --             --             --       (155,166)       (155,166)      (3,400)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2000 (UNAUDITED)     17,186,138         17,186        581,744       (557,046)         41,884           --

Common Stock Issued                           2,704,862          2,705        321,670             --         324,325           --

Net Income - Unaudited                               --             --             --         30,070          30,070           --
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2000 (UNAUDITED)      19,891,000         19,891        903,414        526,976         396,325           --

Common Stock Issued                           3,829,861          3,830        148,686             --         152,516       65,207

Net Income - Unaudited                               --             --             --         40,198          40,198      (65,207)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE MARCH 31, 2001 (UNAUDITED)           23,720,861     $   23,721     $1,052,100     $ (486,778)     $  589,043     $     --
==================================================================================================================================

The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
=========================================================================================================================
                                                       Three Months Ended March 31,       Nine Months Ended March 31,
                                                         2001              2000             2001                2000
-------------------------------------------------------------------------------------------------------------------------

REVENUES, NET OF RETURNS                            $    478,852      $    125,551      $  1,262,557      $    373,409

COST OF GOODS SOLD                                       200,264            17,086           480,725            82,506
-------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                             278,588           108,465           781,832           290,903
-------------------------------------------------------------------------------------------------------------------------

EXPENSES
Amortization                                               5,272             3,171            15,923            15,861
Depreciation                                               2,254               493             5,624             1,079
Freight and Delivery                                      89,233                --           189,131                --
Interest                                                  13,325                36            38,694                86
Legal and Accounting                                       5,520            17,616            47,499            40,226
Payroll and Payroll Taxes                                110,682                --           376,911                --
Other Expenses                                            97,760            41,617           277,724           126,177
-------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                           324,046            62,933           951,506           183,429
-------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                            (45,458)           45,532          (169,674)          107,474

OTHER INCOME (EXPENSES)
Other Income                                              23,697                --            23,697                --
Equity in Income (Loss) of
Unconsolidated Investment                                     --              (367)           (3,671)           (1,003)
-------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          (21,761)           45,165          (149,648)          106,471

Provision for Income Taxes                                (3,216)             (162)           (3,703)             (487)
-------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Minority Interest                   (24,977)           45,003          (153,351)          105,984

Minority Interest                                         65,175                --            68,574                --
-------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                   $     40,198      $     45,003      $    (84,777)     $    105,984
-------------------------------------------------------------------------------------------------------------------------

Net Income (Loss) Per Common Share
 - Basic and Diluted                                $      0.002      $      0.003      $     (0.005)     $      0.001
-------------------------------------------------------------------------------------------------------------------------

Weighted Average of Common Shares Outstanding         21,221,555        15,220,404        18,187,591        15,277,938
=========================================================================================================================




    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
====================================================================================================
Nine Months Ended March 31,                                               2001           2000
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                    $   (84,777)     $  (105,984)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH FLOWS
  FROM OPERATING ACTIVITIES:
Amortization                                                              15,923           15,861
Depreciation                                                               5,624            1,079
Equity in (Income) Loss of Unconsolidated Investments                      3,671            1,003
CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                                      (25,749)           6,544
Inventory                                                                (34,546)          (6,924)
Prepaid Expenses and Security Deposits                                     4,465              600
Accounts Payable and Other                                               (13,269)           4,320
Accrued Expenses and Accrued Taxes                                       (26,436)          28,072
----------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                (155,094)         156,539
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Marketable Securities                                      (2,500)         (16,994)
Acquisition of Affiliate                                                 (66,077)              --
Acquisition of Property and Equipment                                    (11,765)          (4,099)
Acquisition of Intangible Assets                                         (36,222)         (47,353)
Repayment of Debt                                                        (82,950)              --
Advances to Officer                                                      (27,628)         (32,738)
----------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                (227,142)        (101,284)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Common Stock                                                 152,517               --
Purchase of Treasury Stock                                               (12,087)              --
Registration Fees                                                             --          (10,830)
----------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                 140,430          (10,830)
----------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents
                                                                        (241,806)         (44,425)

Cash and Cash Equivalents - Beginning of Period                          243,897          (16,549)
----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $     2,091      $   (60,974)
----------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
----------------------------------------------------------------------------------------------------
Interest Paid                                                        $        --      $        --

Income Taxes Paid                                                    $        --      $        --

----------------------------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------------

Reduction of Domain Name and Note Payable                            $ 2,500,000      $        --
Issuance of Common Stock to Adjust Purchase Price of Domain Name     $   300,000      $        --
Issuance of Common Stock in Settlement of Lawsuit                    $    24,375      $        --
Issuance of Common Stock in Exchange for Marketing Rights            $    96,500      $        --
Issuance of Common Stock in Exchange for Investment in Affiliate     $    20,021      $        --
====================================================================================================



    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE A -   BASIS OF PRESENTATION
           The condensed financial statements of ONTV, Inc. & Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included elsewhere herein in the Company's annual report on Form 10K - SB.

           The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's costs incurred to raise capital and acquisitions of investments.

NOTE B -   SIGNIFICANT ACCOUNTING POLICIES
           INVESTMENTS
           During the quarter ended December 31, 2000, the Company made an equity investment of 23% in a non-majority owned affiliate. The investment is accounted for under the equity method. Under the equity method the company records its prorata share of income or loss of the investee as part of the investors net income with a corresponding adjustment to the carrying value of the investment. A principal stockholder in ONTV, Inc. also holds a material interest in the affiliate.

           RECLASSIFICATIONS
           Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE C -   LITIGATION SETTLEMENT
           In October 2000, pursuant to a consent judgment order, the Company issued 204,862 shares of its stock in Settlement of Judgment. The Company has previously recorded the liability in the amount of $24,375.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE D -     NOTE PAYABLE
             A note payable in the amount of $250,000 was due in full on December 15, 2000. The note balance of $200,000 is unpaid as of March 31, 2001 and in default. On April 1, 2001, the Company entered into a revised loan agreement. Commencing on May 1, 2001, the Company will remit to the note holder, on a monthly basis, a payment equaling 50% of the amount by which gross receipts generated by its majority owned subsidiary exceeds $20,000. The payment will first be applied to interest (calculated at 10% on the number of days outstanding) with the remainder to principal. The note is payable in full on March 31, 2002 together with accrued interest.

             In October 2000, the Company renegotiated the purchase price of the Domain Name "As Seen ONTV.com". The purchase price was adjusted from $5,000,000 down to $2,800,000 in exchange for 2,500,000 shares of ONTV, Inc. stock. The renegotiated note payable requires monthly payments of a minimum of $5,000 or 5% of monthly gross sales.

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

             NAME CHANGE
             On March 14, 2000 the Company amended its certificate of incorporation to change its name from The LA Group, Inc. to ONTV, Inc.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB and with the Company's consolidated annual financial statements and management's discussion and analysis included in the Company's Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties.

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

The Company presently has two main areas of business. The Company designs and markets web sites for other businesses and derives income from revenue sharing agreements with these companies. The major customer for this segment of the business was previously Popeil Inventions, Inc., the producer of the product Ronco ShowTime Rotisserie and BBQ. At the end of this current filing period, the Company and Popeil terminated the agreement when Popeil, in a cost cutting move, made the decision to bring management of the web site in-house. Popeil management informed the Company that Popeil was taking steps to maximize profits by eliminating various expenses and commissions. Control of the web operations previously provided to Ronco, by ONTV, has now been transferred back to Ronco. Over the two year period that ONTV managed the site, approximately $550,000 in commissions were generated by the Company. The Company also operates the domain name AsSeenOnTV.com and management expects to derive revenue from the marketing of this domain. The second main area of business relates to Seen On TV, Inc. This wholly owned subsidiary markets and sells products, on the Internet, to the general public.

Through the Seen On TV, Inc. subsidiary, the Company operates the website "SeenOnTV.Com". This is a destination website offering "as seen on tv" products direct to the consumer via the Internet. The "SeenOnTV.com" website currently derives income from buying at distributor prices and selling products to wholesale and retail customers. The Company's management has many years of experience in the direct response television industry and maintains a wide range of relationships with many direct response television marketing companies as well as major manufacturers who provide products to the direct response industry.

During March 2001, President Frank T. Costanzo resigned his management position with ONTV, Inc. Mr. Costanzo, who continues as a member of the Board of Directors of ONTV, has accepted the position of Chairman of the Board of Directors, and Chief Executive Officer, of Net e-Vantage, Inc., the majority owned subsidiary of ONTV, Inc. Net e-Vantage, located in San Diego, California, was formed in June 2001, and seeks to develop new products for Internet and television sales and marketing and additional affiliate relations for ONTV, Inc. Mr. Costanzo will also use his efforts to successfully complete the private placement memorandum project which has commenced at Net e-Vantage, Inc.


                              RESULTS OF OPERATIONS

         Three months and Nine Months Ended March 31, 2001 vs. Three Months and Nine Months Ended March 31, 2000

Revenue for the fiscal quarter ended March 31, 2001 was $ 478,852, an increase of 281% over revenue of $ 125,551 for the quarter ending March 31, 2000. The nine-month period ended March 31, 2001 reflected revenue of $ 1,262,557, a 238% increase compared to the comparable period ending March 31, 2000. The improvements are primarily the result of increases realized in the Seen On TV, Inc. subsidiary. The sales of the "as seen on tv" products over the Internet has increased substantially in the last year due to the increased presence of the Company's domestic website, www.seenontv.com. and the exposure of the domain name AsSeenOnTV.com., and the resultant increase in sales due to the expanded product line available from Seen On TV, Inc.

Cost of goods sold, as a percentage of revenue, was 41.8% and 38.1% for the three and nine month periods ending March 31, 2001, as compared with 13.6% and 22.1% for the comparable periods in the prior fiscal year. The low cost percentages in the prior periods, in each case, resulted from the sale of product which was acquired at less than normal cost. Management believes that the higher percentages will continue for the immediate future due to the termination of the previously described revenue sharing agreement with Popeil Inventions, Inc.

Gross profit, as percentages of revenue, was 58.2% and 61.9% for the quarter and nine-month periods ending March 31, 2001, as compared with 86.4% and 77.9% for the comparable periods in the prior year ending March 31, 2000. This decrease in margins resulted from the sale of "seen on tv" products in the prior period, which were acquired at the previously described less than normal cost. In addition, gross profits during prior reporting periods were inclusive of a higher percentage of profits resulting from revenue derived from revenue sharing agreements. These revenues have limited direct costs applied to them, thus result in higher gross profit than the sales segment. It is the belief of management that the lower margins may continue to be realized as a result of the previously stated termination of the revenue sharing agreement with Popeil Inventions, Inc.

Operating expenses, as a percentage of revenue, were 67.7% for the current quarter and 75.4% for the nine months ending March 31, 2000, as compared with 50.1% and 49.1% for the comparable periods ending March 31, 2000. During the current operating periods, costs included the salaries management and staff employees hired to carry out the business plan of the Company. Management feels that although additional staff will be necessary to support growth, this operating expense ratio will decrease in future reporting periods as anticipated increased revenues are realized. Additionally, the start up costs of the new subsidiary, Net e-Vantage, Inc., which has not yet realized any revenues, have also been included. These expenses totaled $42,985 for the quarter, and $196,975 for the nine months, ending March 31, 2001. Had these start up expenses not been incurred, the operating expenses, as percentages of revenue, would have been 58.7%, and 59.8%, respectively, for the three and nine month periods ending March 31, 2001. Also, included in operating expenses for the current nine month period were costs associated with the audit for the prior fiscal year, increased legal expenses resulting form retaining a new law firm to better advise and assist us in filing SEC documents and the completion of strategic alliances and, as yet, unannounced future business relationships.

The net income for the three month period ending March 31, 2001 was $ 40,198, or $0.002 per share, while the nine month period ending March 31, 2001 reflected a loss of $ 84,777 or $ (0.005) per share. This compared to net income of $45,003, or $0.003 per share, and $ 105,984, or $0.001 per share, respectively, for the comparable periods ending March 31, 2000. Had the results of the start up subsidiary, Net e-Vantage, Inc., not been included, the net profits for the three and nine month periods ending March 31, 2001 would have been $ 83,183, or $0.004 per share, and $ 112,298, or $0.006 per share, respectively. Included in net income, for the current quarter and year to date periods, is income derived from minority interest. This income is the result of losses of the majority owned subsidiary, Net e-Vantage, Inc., which exceeded the balance of the investment that the Company had in the subsidiary. As the proceeds are received from Net e-vantage's private placement memorandum, those proceeds are applied against those excess losses, and recaptured as income to the Company.



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


                         LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 2001 was $ 128,183, an increase of $5,155,534 since the beginning of the current fiscal year. This increase primarily results from the restructuring of the purchase of the domain name AsseenonTV.com, from the original price of $5,000,000 to $2,800,000, and the corresponding reduction of the resultant note payable from $4,975,000 to $2,455,000. The entire note balance had been classified as a current liability in prior reporting periods, however with the restructure of the note agreement, only $60,000 is now a current liability due within the current operating cycle, with the balance reflected as a long term liability.

Net cash used in operating activities of the Company was $ 155,094 for the current nine month period compared to net cash provided of $ 156,539 for the nine month period ended March 31, 2000. The negative cash flow for the current period is primarily the result of the previously referenced start up costs of the Net e-Vantage, Inc. subsidiary.

To assist with funding the start-up costs of Net e-Vantage, Inc., the company, on June 16, 2000, entered into a note agreement with an unrelated third party, in the amount of $250,000. The note, which was due on December 15, 2000, is secured by 1,500,000 restricted shares of the Company's common stock, which is held by the lender's escrow agent. As of the end of this filing period, principal payments amounting to $50,000, and interest of $15,625, have been paid on this note. Although the Company had been in default on the payment of the note, as of April 1, 2001 the note was renegotiated with the lender. The note has been transferred from ONTV, Inc. to its majority owned subsidiary, Net e-Vantage, Inc., as Borrower, who will be responsible for the repayment of the note. The repayment requirement begins in May 2001, in which the Borrower shall make interim monthly payments to the Lender in an amount equal to fifty percent (50%) of all Gross Receipts, in excess of $20,000, received by Borrower in the immediately preceding month. Such interim payments, if any, shall be made on the first day of each month, commencing on May 1, 2001 and shall be applied first to interest and then to principal. The balance of the note shall be payable, together with accrued interest thereon, on March 31, 2002.

Net e-Vantage is in the midst of the funding of a private placement memorandum, with initial proceeds received to be used for operations and payment of the balance of the $200,000 note. In addition, with the successful closing of the private placement, Net e-Vantage, Inc. will be self-sufficient and will no longer need infusions of cash from ONTV, Inc.

The Seen On TV, Inc. segment of the business continues to show strong growth. The quarter ending March 31, 2001, showed a 271% increase in sales over the same period in the prior year. The nine months sales increase was 471% over the comparative period ending March 31, 2000. Management believes that this increase is reflective of the use of the new domain name, AsSeenOnTV.com, as well as the broader range of available products for sale. While the product line continues to increase, the Company's warehouse facility is well positioned to manage the anticipated continued growth. Should additional storage space be necessary, it should be readily available through the current landlord.

Income from revenue sharing agreements, the other major business segment of the Company, also reported revenue growth of 38% and 21% for the three and nine-month periods ended March 31, 2001, respectively, compared to the same periods of the prior fiscal year. Management feels that these increases were primarily due to increased web site exposure. Due to the previously referenced termination of the Popeil Inventions, Inc. revenue sharing agreement, it is anticipated that these percentages may decrease significantly during subsequent reporting periods.

Since the commencement of respective employment with the Company, each member of the management team elected to a have a substantial portion of his salary deferred until such time as the Company was in a better cash flow position. On March 1, 2001, each of the officers accepted the Company's offer to purchase shares of common stock of the Company. The accrued salaries due to each respective officer was reduced by the total purchase price of the shares purchased. Mr. Fasano purchased 979,166 shares, Mr. Costanzo purchased 1,833,334 shares, and Mr. Westrom purchased 1,000,000 shares. Each certificate issued bears legend which restricts the shares from being traded for a two year period.

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

In addition, as fully described in the Company's Form 10 KSB for the previous fiscal year, the company was named in an action filed by the provider of accounting services for the Company's predecessor Company, Kent Toys, Inc. A settlement was reached on October 16, 2001, in which the claimant agreed to accept shares of the Company's common stock, which had a value of $25,000, as a complete settlement. Shares of the common stock were issued in three consecutive monthly installments from October 2000 through December 2000, with each issuance having a market value of $8,333.33. A total of 204,862 shares were issued to settle this claim.

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



         May 14, 2001        ONTV, Inc.




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


                               Chief Executive Officer
                               And Chairman of the
/s/  Daniel M. Fasano          Board of Directors             May 14, 2001
---------------------
 Daniel M. Fasano




                               Chief Financial Officer
                               And Treasurer (Principal
                               Accounting and Financial
/s/  Curt B. Westrom           Officer)                       May 14, 2001
--------------------
Curt B. Westrom