Form 10KSB
period 2001-06-30
ONTV INC
filed 2001-09-28
CIK 1011550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Fiscal Year June 30, 2001

                         Commission File Number: 0-29249


                                   ONTV, Inc.
            --------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        Delaware                                       16-1499611
------------------------                    ------------------------------------
(State of Incorporation)                    (IRS Employer Identification Number)

               75 Bermar Park, Suite 5, Rochester, New York 14624
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (716) 426-2307
                       -----------------------------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                      Class A Common Stock, par value $.001
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $1,754,385

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 25, 2001 is $1,541,856.


The number of shares outstanding of each of the issuer's classes of common equity, as of September 25, 2001 is 23,720,861 shares of Class A and 0 shares of Class B.


Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]



                       DOCUMENTS INCORPORATED BY REFERENCE

None

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


THE COMPANY'S ABILITY TO PREDICT RESULTS OR THE EFFECTS OF ANY PENDING EVENTS ON THE COMPANY'S OPERATING RESULTS IS INHERENTLY SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING COMPETITION FOR PRODUCTS, CUSTOMERS, AND MEDIA ACCESS, THE UNCERTAINTY OF DEVELOPING OR OBTAINING RIGHTS TO NEW PRODUCTS THAT WILL BE ACCEPTED BY THE MARKET, THE LIMITED MARKET LIFE OF THE COMPANY'S PRODUCTS, AND THE EFFECTS OF GOVERNMENT REGULATIONS. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

On June 1, 1998, the Company acquired What A Product, Inc., an Arizona corporation, which was involved in the design, manufacturing, sales and marketing of products through electronic retailing, primarily through QVC Television.

On January 6, 1999, the Company formed a wholly owned subsidiary, Seen On TV, Inc., a New York corporation, for the purpose of selling household, health and beauty products over the Internet. This subsidiary currently is responsible for the electronic retailing segment of the Company's business.

On January 14, 2000, the Company purchased the domain name, AsSeenOnTV.com. The Company, through its subsidiary Seen On TV, Inc., has developed this asset into a website for e-commerce.

With the approval of shareholders, on March 8, 2000, the Company amended its Certificate of Incorporation to change its name from LA Group, Inc. to ONTV, Inc.

The Company presently has one main area of business. The wholly owned subsidiary, Seen On TV, Inc., markets and sells products, on the Internet, to the general public.

A prior segment of business, the design and marketing of websites for other businesses, was previously operated by the Company, for which it derived income from revenue sharing agreements. In March 2001, the Company agreed to terminate the agreement with the major customer for this segment when the customer, in a cost cutting move, made the decision to bring management of the website in-house. Control of the web operations was transferred back to the customer.

Through the Seen On TV, Inc. subsidiary, the Company operates the websites "SeenOnTV.Com" and "AsSeenOnTV.com". These are destination websites offering "as seen on tv" products direct to the consumer via the Internet. Each website currently derives income from buying at distributor prices and selling products to wholesale and retail customers. The Company's management has over thirteen years of experience in the direct response television industry and maintains a wide range of relationships with many direct response television marketing companies as well as major manufacturers who provide products to the direct response industry.

Consumer products, which the Company markets through Seen On TV, Inc., include a wide variety of categories, i.e.: health, beauty, weight loss, kitchen, sporting goods, and household appliances, etc. Products sold by Seen On TV, Inc. include, but are not limited to: Ronco ShowTime Rotisserie & BBQ, Popeil Pastamaker, Ronco Food Dehydrator, , IGIA Wonder Forms, , IGIA Therma-Spa, Marvins Magic, Nads, Tap Light, , IGIA Platinum Nail, Epil Stop, Steam Buggy, Oxiclean, Orangeglow, Shelf Master, True Motion Lures, Vibatouch Fingertip Massager, QRB, Ginsu Knives, Hygionic Tooth Brushes, Steamin Iron, IGIA CelluLift, Instagone, Iron Wonder, IGIA Epielle, Pro Trim Paint Roller, PVA Mop, Quick-n-Brite, Safety Can, Silver Lighting, Sweet Simplicity, Orbitrek, Ab Slide, Simoniz Car Wash, Flowbee, Thundersticks, Ab Rocker, Silver Bomber Electric Scooter.

The Company purchases products from a multitude of vendors. The Company carries minimal inventory and relies, to a large extent, on rapid fulfillment from these and other vendors. These venders include, but are not limited to: Media Group, Reliant Interactive Media, On-Tel Products Corp., Orange Glo International, Inc., Cava, Homedics, Thane, Ronco Inventions, Salco International, Salton, and Tactica International. The Company has no long-term contracts or arrangements with any of its vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new, or extend current, vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, its business, prospects, financial condition and results of operations would be materially affected in an adverse manner.

ONTV, Inc. competes with a number of other companies that provide electronic retailing. This competition takes place between the companies that offer products for sale to end users over the Internet. The competitors try to select products to sell which will be the most desirable to the customer. Each competitor attempts to purchase those products at the price which will enable the competitor to offer the product at the best price to the customer. In addition, each competitor tries to market the products to the most customers in order to increase market share. The competitors are trying to attract the customer that is looking for specific "as seen on tv" products. One way this is done is by reliance upon the various Internet search engines, in order to achieve high rankings for those customers to find a competitor's website. The Company cannot control those search engines, nor are the search engines under government control. Some of these competitors may have greater financial, technical, and marketing resources than the Company has. This may allow them to devote greater resources to the development and promotion of their products and services. In addition, some of these competitors may offer a broader base of products and services that may attract consumers to their websites. This could result in reduced market penetration for the Company's products and services. In addition, because the barriers to entry are low, new competitors may emerge and rapidly acquire market share.

On June 2, 2000, the Company formed a subsidiary, Net e-Vantage, Inc. (Net e). Incorporated in the State of Delaware, Net e-Vantage, Inc., located in San Diego, California, is a professional services company. Its principal business is to acquire online and off-line strategic partnerships, Business to Business
(B2B) and Business to Consumer (B2C) product lines and services, major brand names through direct manufacturer relationships and authorized distributors, as well as "internet exclusives" for a wide variety of products.

Net e-Vantage, Inc. will also provide the conduit for additional capital sources and corporate acquisitions for its growth and expansion, as well as that of the Company. Net e-Vantage, Inc. is in the developmental stage and has not, to date, generated revenues. On May 16, 2001, Net e-Vantage offered to redeem 3,650,000 of the 4,500,000 shares of Net e stock owned by the company. After the Company accepted this offer, and the transaction was consummated, the Company, directly and beneficially, now owns 53% of the outstanding stock of Net e-Vantage, Inc., with the balance owned by its management and directors, as well as by outside investors.

On July 31, 2000, the Company entered into an Acquisition Agreement with What-a-Product, Ltd., a product development and manufacturing company, organized in the Province of Alberta, Canada. For total consideration of $15,000 in cash and $20,000 in restricted shares of Common Stock of the Company, ONTV, Inc. acquired 85% of the issued and outstanding shares of capital stock of What-a-Product, Ltd. As a result of this stock purchase, the Company now owns 100% of the issued and outstanding shares of What-a-Product, Ltd's. Common stock. The Company's controlling interest now permits it to use certain manufacturing equipment and inventory, primarily related to the What-a Saw product which it will now have the full capability to produce. This acquisition continues the implementation of the Company's business strategy, which includes the expansion of What-a-Product, Inc. (WAPI) into a product development and manufacturing company. In furtherance of this strategy, the Company is seeking inventions and new products to market under its What-a-Product brand name for direct response and traditional retail distribution.

On July 26, 2000, the Company entered into a Joint Venture and Strategic Alliance Agreement with Coordinated Strategic Alliances (CSA), a major product developer and supplier to QVC Television. The agreement grants the Company Internet and interactive digital cable marketing rights for all products marketed, developed or acquired in the future by CSA. In exchange for these rights, the Company issued 350,000 restricted shares of Common Stock to CSA. Additionally, the agreement calls for both companies to expand product development through the Company's subsidiary, WAPI. WAPI has begun to develop a unique product and invention submission program designed to present consumer products for introduction to various CSA distribution lines, including QVC and Infomercial companies. In addition, the Company will feature the newly developed products through its websites, including www.AsSeenOnTV.com, www.SeenonTV.com , www.AsSeenOnTV.ws and www.SeenOnTV.ws.

On August 4, 2000, the Company entered into a Strategic Alliance/Joint Venture Agreement with Commerce.TV Corporation, of Braintree, MA. Commerce.TV, an interactive TV developer, and the Company have aligned to offer a product to make shopping at home more convenient than has, in the past, been available. This product is now available, in specific, nationally diverse test markets throughout the United States, to digital cable and satellite TV subscribers. The product enables the subscriber to easily and quickly purchase consumer products that are viewed on a television screen, by using his/her remote control. Management feels this will be an area of growth for the Company in the future.

The Company has expended no funds on research and development activities. Although the Company uses the logo "As Seen On TV" for advertising purposes, neither the Company, nor any other entity, has a trade mark on this term. It is merely an descriptive term with which customers may identify. However, the Company's website, AsSeenOnTV.com is exclusive to the Company. It is the belief of management that the website name represents an advertising tool for the Company.

From inception to date, the Company has not been involved in any bankruptcy, receivership, or similar proceeding. Additionally, the Company has not incurred any environmental expenses.

As of September 17, 2001, the Company employed four full time and three part time persons in the Rochester, NY office. The Company's employees are not represented by labor unions. The Company believes relations with its employees are good.


ITEM 2. BUSINESS PROPERTIES

On March 31, 2000, the Company entered into a two year lease agreement for office and warehouse space located at 75 Bermar Park, Suite 5, Rochester, New York 14624. On June 1, 2000, the Company moved its corporate headquarters, along with its fulfillment and warehouse operations into this facility. Under terms of the lease, monthly payments of $2,279 were made for the first year, and $2,347 per month will be paid for the second year. In addition, the Company pays a pro-rata share, along with other occupants of the building, of real estate taxes, of which the Company estimates its share to approximate $5,000 per year. This newly constructed facility is anticipated to provide ample space for operations and growth during the term of the lease.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

The Common Stock of the Company, trading under the symbol of "ONTV", is quoted on NASDAQ Over the Counter Bulletin Board ("OTCBB"). The following information is provided, based upon quotations supplied by YAHOO!FINANCE.


         Period       Low Bid     High Bid     Period      Low Bid    High Bid
         ------       -------     --------     ------      -------    --------

         1st 2000      .20         .56         1st 2001     .179        .375

         2nd 2000      .16         .32         2nd 2001     .094        .469

         3rd 2000      .14        1.1875       3rd 2001     .047        .156

         4th 2000      .25         .625        4th 2001     .06         .33


The foregoing price information is based upon inter-dealer prices, without retail mark-up, mark down or commission, and may not represent actual transactions.

HOLDERS OF RECORD.

As of September 25, 2001, there were 23,720,861 shares of Common Stock outstanding, held by 1024 shareholders of record.

DIVIDENDS.

The Company has not declared or paid any cash dividends on our common stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Annual Report on Form 10-KSB which are not historical facts, including (without limitation) in particular, statements made in this Item and in "Item 1 - Business", may contain forward-looking statements that are subject to important factors that could cause actual results to differ materially from those in the forward-looking statement, including (without limitation) product demand; the effect of economic conditions; the impact of competitive services, products and pricing; product supply restraints or difficulties; industry regulation; the continued availability of capital resources and financing and other risks set forth or incorporated herein and in the Company's Securities and Exchange Commission filings. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                              RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2001 VS. FISCAL YEAR ENDED JUNE 30, 2000

Revenue for the fiscal year ended June 30, 2001 was $1,754,385, an increase of approximately 224% over fiscal year 2000 revenue of $541,955. This improvement is primarily the result of increases realized in the Seen On TV, Inc. subsidiary. The sales of the "as seen on tv" products over the Internet has increased substantially in the past year due to the increased presence of the Company's domestic website, www.seenontv.com, and the exposure of the domain name AsSeenOnTV.com, and the resultant increase in sales due to the expanded product line available from As Seen On TV, Inc. The Company believes that this exposure will result in a customer easily remembering the AsSeenOnTV.com domain name and accessing that site for his/her product needs. While management expects revenue growth to continue during fiscal year 2002, as the economy is experiencing uncertainty, particularly in view of the recent disaster in New York City, a somewhat lesser rate of increase is anticipated.

The cost of goods sold, as a percentage of revenue, was 44% for the current fiscal year ending June 30, 2001, as compared with 23% for the fiscal year ended June 30, 2000. The lower cost percentage in the prior period resulted from the sale of product that was acquired at less than normal cost, along with the recognition of a full years income from the revenue sharing agreement which was in effect. Management believes that these higher percentages will continue for the immediate future due to the termination of the revenue sharing agreement, as further described in the following paragraph.

Gross profit, as a percentage of revenue, was 56% for the fiscal year ended June 30, 2001, as compared with 77% for the prior fiscal year. This decrease in margin resulted from the sale of "as seen on tv" products in the prior period, which were acquired at the previously described less than normal cost. In addition, gross profits during prior reporting period were inclusive of a higher percentage of profits resulting from revenue derived from a revenue sharing agreement with a customer, for whom the Company managed its website. These revenues have limited direct costs applied against them, thus result in higher gross profit than the sales segment. It is the belief of management that these lower margins may continue to be realized as a result of the termination of the revenue sharing agreement, as well as the sale of products which have been purchased at current market costs.

Operating expenses, as a percentage of revenue, approximated 53% for the fiscal year ended June 30, 2001, as compared with 68% for the prior year. The improvement in this percentage is primarily due to the economies generated from absorption of fixed expenses against the increased revenue base. During the current reporting period, costs included a full year of salaries of management and staff employees hired to carry out the business plan of the Company. Management believes that although additional staff will be necessary to support growth, this operating expense ratio will decrease in future reporting periods as anticipated increased revenues are realized.

Net income for the fiscal year ending June 30, 2001 was $417,562, or $.02 per share, as compared to $ 38,651 or $.00 per share for the fiscal year ended June 30, 2000. Included in income for the current fiscal year was the gain resulting from the stock redemption by Net e-Vantage, Inc., a previous majority owned subsidiary of the Company. This gain, $365,000, comprised most of the income for the year, with operations providing $43,011. Operating income for the previous year was $52,826. The decrease in the current year operating income was a result of the decreased gross profit margin. As management anticipates revenue growth, with the margin and operating percentages remaining relatively stable, they expect the income from operations to increase in the immediate future. Net income also changed from the prior year due to an increase in income taxes resulting from increased taxable income. The tax effect was minimized by use of approximately $395,000 in loss carry forward of operating losses from prior years. In addition, the Company recognized accrued interest income, amounting to $3,600, on note receivable from Net e-Vantage, Inc. for the redemption of the above reverenced Net e stock.


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


                         LIQUIDITY AND CAPITAL RESOURCES

At the end of fiscal year 2001, working capital was $407,753, an increase of $5,434,404 over the prior fiscal year. The increase in working capital was primarily due to a decrease of notes payable, a result of the restructure of the purchase of the AsSeenOnTV.com domain name, as more fully described in the subsequent paragraph. Cash flow from operating activities increased to $232,141 for the current fiscal year, from $105,292 in the year ending June 30, 2000. This increase resulted from the previously described increase in revenues.

On January 14, 2000, the Company purchased, at a total cost of $5,000,000, the domain name, AsSeenOnTV.com. Consideration for the acquisition included a cash payment of $25,000 and a non-interest-bearing promissory note of $4,975,000. On October 13, 2000, the purchase contract was renegotiated, with the purchase price decreased to $2,800,000, and the resultant note payable decreased to a balance of $2,455,000. The entire note balance had been classified as a current liability in prior reporting periods, however with the restructure of the note agreement, only $60,000 is now a current liability due within the current operating cycle, with the balance being reflected as a long term liability. The renegotiated note payable requires monthly payments of a minimum of $5,000, or 5% of monthly gross sales, until October 2005, at which time, the Company will have 45 days to pay the remaining balance in full. The domain name is the only collateral for the renegotiated note. Should the Company default on the renegotiated note, the domain name would revert back to the seller, and the Company would forfeit all stock and cash paid to date.

On May 16, 2001, Net e-Vantage, Inc.(Net e) offered to redeem 3,650,000 of the 4,500,000 shares of Net e stock which was owned by the Company, for total purchase price of $365,000. Upon acceptance of the offer, the Company was issued a promissory note for the full purchase price, with the entire principle balance, plus interest at the rate of 8%, due on May 16, 2002. The Company retains an equity position of approximately 19% of the Net e outstanding stock.

Included in the revenue of the Company, through the first three quarters of this current reporting period, was income derived from a revenue sharing agreement with a major customer, for whom the Company managed a web site. This agreement has now been terminated and the shared revenue no longer is reflected in the Company's income. This revenue amounted to $254,281 for the fiscal year ended June 30, 2001, and $298,818 for the prior reporting period. Management anticipates that the increase in future Internet sales from Seen On TV, Inc. will partially offset that loss of revenue.

The Company is in the final year of a lease contract for its office and warehouse space in Rochester, New York. This lease, which expires 6/30/02, requires monthly payments of $2,439 plus applicable real estate taxes.

Traditionally, in the electronic retailing business, retailers may expect to see an significant increase in sales during the last several weeks of a calendar year, caused by holiday shopping. The Company notes that in the fiscal year ending June 30, 2001, sales orders received during the holiday period comprised over 22% of the orders received over the entire fiscal year. In spite of the current uncertain economy, management expects to see an increase in orders over the holiday season this year.

Management believes that income generated from operations may not be sufficient to finance the potential growth of the sales of the business. Working capital requirements, primarily related to increased inventory needs, may increase as a result of the new alliances entered into by the Company. The Company may seek financing with a traditional lender in order to fund this growth. Such financing may include secured lines of credit, or debenture bonds. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.


ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company are set forth on page F-1 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's accountants on any accounting or financial disclosure matters during fiscal years 2001, 2000, or 1999.

In the absence of an audit committee, the entire Board of Directors of the Company performs the equivalent functions of that committee. Management is taking steps to involve outside individuals and appoint a formal audit committee.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


                        EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age at September 17, 2001, and position of each executive officer.


    NAME                 AGE           POSITION WITH THE COMPANY
    ----                 ---           -------------------------

Daniel M. Fasano          39        Chairman, Chief Executive Officer, and
                                        President

Curt B. Westrom           58        Treasurer and Chief Financial Officer

Ronald J. Axelrod         55        Secretary

Frank T. Costanzo         53        Director

Our executive officers are appointed by the Board of Directors and serve until their successors are duly elected and qualified. There are no family relationships among any of our executive officers or Directors.

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS

DANIEL M. FASANO, of Rochester, New York, has served as CEO and Director of the Company since February 1996. Since February 2001, upon the resignation of the previous office holder, Mr. Fasano has also served as President. He has over thirteen years experience in the Direct Response Industry. Mr. Fasano was the first to successfully market, in a retail setting, products traditionally sold exclusively on television. During this period, Mr. Fasano was an officer in a Direct Response cosmetics and skin care company involved in the production of infomercials. Mr. Fasano attended Rochester Institute of Technology.

FRANK T. COSTANZO, of Phoenix, Arizona, was elected a Director of the Company in November 2000. In addition he served as President from January 2000 until February 2001. Upon his resignation from his officer position, Mr. Costanzo was appointed CEO of Net e-Vantage, Inc., a San Diego company, in which ONTV, Inc. currently owns a minority interest. He has been a founder, officer, and/or director in several public and private companies, including Ronco Holding, LLC. In addition, he has been a business consultant with FTC & Associate, Inc., during the past six years. In this capacity, he has served as President of FTC & Associate, Inc., President of What-a Product, Inc. and Chief Operating Officer of Ronco Inventions, Inc. In addition, Mr. Costanzo has been an adviser to Coordinated Strategic Alliances, Inc., a major supplier of product to QVC Television. Mr. Costanzo also has served as an officer of Featherfew, Inc., an Arizona based publishing company. Mr. Costanzo has taught at the University of Phoenix and remains an adjunct faculty member. He received a MA Degree from Kane College of New Jersey, and holds a BA Degree from St. Bonaventure University.

CURT B. WESTROM, of Bemus Point, New York, was appointed Treasurer and Chief Financial Officer of the Company in January 2000. In addition, he was elected as a Director of the Company in November 2000. From 1997 until 2000, Mr. Westrom was the sole principal of Curt B. Westrom, P.A., a public accounting firm in Jamestown, NY. During the period 1993 through 1997, Mr. Westrom was the President and sole shareholder of Standard Portable Products, Inc., a manufacturing company in Mayville, NY. Prior to 1993, he was a co-founder and Chief Financial Officer for an electronics manufacturer, Electronic Technology Group, Inc., a Buffalo, NY based public company. He holds a BS Degree in Accounting from St. Bonaventure University.

RONALD J. AXELROD, of Pittsford, New York, was appointed Secretary of the Company in January 2000. Mr. Axelrod has been a full time practicing attorney, in Rochester, NY, for more than 30 years. He was co-founder of The Maxim Group, Inc., now known as Floor Covering America, and traded on the New York Stock Exchange. Mr. Axelrod has a BS Degree in Finance from SUNY at Buffalo and a JD Degree from its Law School.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and 10% holders of our outstanding common stock to file with the SEC reports of their ownership and changes in ownership of our common stock held by such persons. The Company is seeking to determine, however, whether each of its officers, directors and 10% holders filed a Form 3 when the Company registered under Section 12 of the Securities Exchange Act in May 2000.


ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information for fiscal 2001 concerning compensation paid or accrued by us to Mr. Fasano for services rendered in all capacities to the Company. No other executive officer of the Company was paid annual salary and bonus in excess of $100,000 during such period.


                           SUMMARY COMPENSATION TABLE

                                                                               Number of Securities
                               Year                         Other Annual     Underlying Stock Options
Name and Principal Position   Ending  Salary ($)   Bonus   Compensation ($)         Granted
---------------------------   ------  ----------   -----   ----------------         -------
Daniel M. Fasano              6/30/01   100,000     -0-         6,000                 -0-
CEO                           6/30/00    41,677     -0-         6,000               400,000
                              6/30/99      -0-      -0-         6,000                 -0-

1) In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table does not include benefits, securities or property that do not exceed the lesser of $50,000 or 10% of the person's salary and bonus shown in the table.

2) These amounts are payments for business use of Mr. Fasano's personal vehicle.

3) All options were granted pursuant to Mr. Fasano's employment agreement dated January 1, 2000.


                              Employment Agreement

On January 1, 2000, Daniel M. Fasano entered into a new five-year employment agreement with the Company, expiring December 31, 2005. This agreement carried an annual base salary of $125,000 for the first year, to be increased by $12,500 per year for each of the remaining four years of the agreement. The agreement also provides for incentive compensation based upon certain increases to the Company's revenues, a Stock Option Plan which will allow Mr. Fasano to purchase stock based on the trading price of the stock reaching specific targets, and a provision for the payment of termination benefits should the Company undergo a sale or transfer of ownership. Under this agreement, Mr. Fasano is subject to a non-compete, nondisclosure, and assignment of invention provisions.

STOCK OPTIONS GRANTED IN FISCAL 2001
------------------------------------
None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 17, 2001 by (i) each person who is known by the Company based on the records of the Company's transfer agent and relevant documents filed with the SEC to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each member of the Board, (iii) the executive officers of the Company, and (iv) all members of the Board and executive officers of the Company as a group. Unless otherwise specified, the address of each named individual is the address of the Company.

NAME OF BENEFICIAL OWNER AND TITLE OF        AMOUNT AND NATURE OF         PERCENT OF COMMON
BENEFICIAL OWNERSHIP                        BENEFICIAL OWNERSHIP (1)      STOCK OUTSTANDING
--------------------------------------------------------------------------------------------
Daniel M. Fasano - Chairman, CEO                    3,879,166                    16.4%

Daniel J. Fasano - None                             3,000,000                    12.6%
  13 Fox Tail Lane
  Rochester, NY 14624

Conrad Promotions, LLC                              2,500,000                    10.6%
  15034 North 40th Place
  Phoenix, AZ 85032

Emanuel Tarboti - None                              1,500,000 (3)                 6.3%
  P.O. Box 1767
  Rancho Santa Fe, CA 92067

Frank T. Costanzo - Director                        2,703,834                    11.4%

Curt B. Westrom - Treasurer                         1,000,000 (2)                 4.2%

Ronald J. Axelrod - Secretary                         360,000                     1.5%

All Directors and Executive Officers                7,943,000                    33.5%
  as a group (4 Individuals)

----------

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) Excludes 10,000 shares owned by Mr. Westrom's son, as to which shares Mr. Westrom disclaims beneficial ownership.

(3) Voting and other consensual rights pertaining to Mr. Torbati's shares remain are to be exercised by the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8 K

         (a) EXHIBITS:

         EXHIBIT
         NUMBER                DESCRIPTION OF EXHIBIT
         ------                ----------------------

         3 (i)             Articles of Incorporation (1)
         3 (ii)            By-laws (1)
         4                 Form of Certificate evidencing Common Stock (1)
        10.1               Employment Contract of Daniel M. Fasano (1)
        10.2               Employment Contract of Curt B. Westrom (1)
        11                 Computation of per share earnings (2)
        21                 Subsidiaries of the small business issuer (1)
        99                 Analysis of Intangible Assets (1)
                           Origin of Goodwill (1)
--------

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



September 28, 2001                       ONTV, Inc.




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


                                Chief Executive Officer
                                And Chairman of the
/s/ Daniel M. Fasano            Board of Directors            September 28, 2001
---------------------------
Daniel M. Fasano



                                Chief Financial Officer
                                And Treasurer (Principal
                                Accounting and Financial
/s/  Curt B. Westrom            Officer) and Director         September 28, 2001
---------------------------
Curt B. Westrom

                           ONTV, INC. AND SUBSIDIARIES
                            (FORMERLY LA GROUP, INC.
                                 & SUBSIDIARIES)
                            (A DELAWARE CORPORATION)
                               ROCHESTER, NEW YORK

                     --------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                  JUNE 30, 2001
                     --------------------------------------

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


TABLE OF CONTENTS
--------------------------------------------------------------------------------


Independent Auditors' Report                                                 F-1

Consolidated Balance Sheets at June 30, 2001 and 2000                        F-2

Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended June 30, 2001, 2000 and 1999                                   F-3

Consolidated Statements of Operations for the Years Ended June 30,
  2001, 2000 and 1999                                                        F-4

Consolidated Statements of Cash Flows for the Years Ended June 30,
  2001, 2000 and 1999                                                  F-5 - F-6

Notes to Consolidated Financial Statements                            F-7 - F-15

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
ONTV, Inc. and Subsidiaries
(Formerly LA Group, Inc. & Subsidiaries)
Rochester, New York


         We have audited the accompanying consolidated balance sheets of ONTV, Inc. and Subsidiaries (Formerly LA Group, Inc. & Subsidiaries) (A Delaware Corporation) as of June 30, 2001 and 2000, and the related consolidated statements of changes in stockholders' equity, operations and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ONTV, Inc. & Subsidiaries (Formerly LA Group, Inc. & Subsidiaries) as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/ Rotenberg & Co., LLP


Rotenberg & Co., LLP
Rochester, New York
  July 23, 2001

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------

June 30,                                                                 2001           2000
------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                             $     1,253   $   243,897
Accounts Receivable                                                        37,300        16,995
Note Receivable - Related Party                                           368,610            --
Investments in Affiliates                                                 133,524        53,096
Inventory                                                                  81,946        38,547
Due from Officer                                                           60,531        40,177
Prepaid Expenses and Deposits                                               2,500        15,011
------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                      685,664       407,723

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION                   30,465        33,340

OTHER ASSETS
Intangible Assets - Net of Accumulated Amortization                     3,011,597     5,073,039
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                          $ 3,727,726   $ 5,514,102
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                 $   217,911   $   209,374
Notes Payable - Due Within One Year                                        60,000     5,225,000
------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                 277,911     5,434,374

OTHER LIABLITIES
Notes Payable - Due After One Year                                      2,371,900            --
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                       2,649,811     5,434,374
------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                              --           700
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock:  $.001 Par; 100,000,000 Shares Authorized,
               23,720,861 and 16,777,938 Shares Issued
               and Outstanding at June 30, 2001 and
               June 30, 2000, respectively                                 23,721        16,778
Additional Paid-In Capital                                              1,052,099       465,630
Retained Earnings (Deficit)                                                15,682      (401,880)
------------------------------------------------------------------------------------------------
                                                                        1,091,502        80,528
Less: Stock Held in Trust                                                   1,500         1,500
          Treasury Stock - 57,500 Shares at Cost                           12,087            --
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                              1,077,915        79,028
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 3,727,726   $ 5,514,102
================================================================================================

    The accompanying notes are an integral part of this financial statement.


ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------

                                                                               Additional      Retained
                                                    Number        Common        Paid-In        Earnings     Stockholders'
                                                  of Shares       Stock         Capital        (Deficit)       Equity
--------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 1998                          15,202,938    $    15,203   $    335,705      $ (346,046)    $     4,862

Common Stock Issued                                  75,000             75         29,925              --          30,000

Capital Contributed in the Form
 of Services                                             --             --        100,000              --         100,000

Net Loss                                                 --             --             --         (94,485)        (94,485)
--------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 1999                          15,277,938         15,278        465,630        (440,531)         40,377

Common Stock Issued                               1,500,000          1,500             --              --           1,500

Net Income                                               --             --             --          38,651          38,651
--------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2000                          16,777,938         16,778        465,630        (401,880)         80,528

Common Stock Issued                               6,942,923          6,943        586,469              --         593,412

Net Income                                               --             --             --         417,562         417,562
--------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2001                          23,720,861    $    23,721   $  1,052,099      $   15,682    $  1,091,502
==========================================================================================================================

    The accompanying notes are an integral part of this financial statement.


ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------

Years Ended June 30,                                                              2001            2000             1999
----------------------------------------------------------------------------------------------------------------------------
Revenues, Net of Returns                                                      $1,754,385       $ 541,955        $ 129,050
----------------------------------------------------------------------------------------------------------------------------

COST OF GOODS SOLD                                                               778,621         124,851           26,084
----------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                                     975,764         417,104          102,966
----------------------------------------------------------------------------------------------------------------------------

EXPENSES
Amortization                                                                      27,130          21,282           21,242
Contributed Services                                                                  --              --          100,000
Depreciation                                                                       9,303           1,000              143
Freight and Delivery                                                             248,352          25,664            7,245
Interest                                                                             200           1,292            1,119
Payroll and Payroll Taxes                                                        363,918         133,523               --
Other Expenses                                                                   273,716         186,222           64,625
----------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                                   922,619         368,983          194,374
----------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE OTHER INCOME AND (EXPENSES)                                  53,145          48,121          (91,408)

OTHER INCOME AND (EXPENSES)
Interest Income                                                                    3,600              --               --
Equity in Income (Loss) of Unconsolidated Investment                              (5,545)          5,030           (1,934)
----------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                   51,200          53,151          (93,342)

Provision for Income Taxes                                                         8,189             325            1,143
----------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                          43,011          52,826          (94,485)
----------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS (NOTE K)
Income (Loss) from Operations of Significant Disposition Subsidiary                9,551         (14,175)              --
Gain from Significant Disposition of Subsidiary, Net of Taxes                    365,000              --               --
----------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                       374,551         (14,175)              --
----------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                              $ 417,562       $  38,651       $  (94,485)
----------------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
----------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common Shares Outstanding                          19,372,416      15,339,413       14,679,760

Income (Loss) from Continuing Operations
     per Common Share - Basic and Diluted                                       $   0.00        $   0.00       $    (0.01)

Net Income (Loss) Per Common Share - Basic and Diluted                          $   0.02        $   0.00       $    (0.01)
----------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.



ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------


Years Ended June 30,                                                                2001            2000           1999
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                $ 417,562        $ 38,651     $  (94,485)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Bad Debts                                                                           17,234              --             --
Amortization                                                                        27,130          21,282         21,242
Depreciation                                                                         9,303           1,000            143
Contributed Services                                                                    --              --        100,000
Payment of Officers' Salaries via Common Stock                                     152,499              --             --
Gain from Significant Disposition of Subsidiary                                   (365,000)             --             --
Income from Operations of Disposed Subsidiary                                       (9,551)             --             --
Equity in (Income) Loss of Unconsolidated Investments                                5,545          (5,030)          1,934
Increase (Decrease) in Value of Minority Interest                                     (700)            700             --
CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                                                (23,905)         (6,687)       (10,308)
Inventory                                                                          (43,399)        (34,546)        (3,106)
Prepaid Expenses and Security Deposits                                              12,511         (14,411)          (600)
Accounts Payable and Other                                                          32,912         104,333         35,640
----------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                           232,141         105,292         50,460
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Affiliates                                                          (69,752)        (15,060)       (35,000)
Acquisition of Property and Equipment                                              (10,304)        (24,470)        (3,850)
Acquisition of Intangible Assets                                                   (69,188)        (27,571)          (400)
----------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                          (149,244)        (67,101)       (39,250)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                                                --         250,000             --
Cash Advance (Repayment) to Former Subsidiary                                     (200,000)             --             --
Repayment of Debt                                                                  (93,100)        (25,000)            --
Advances to Officer                                                                (20,354)        (35,843)       (24,746)
Proceeds from Issuance of Common Stock                                                  --              --         30,000
Purchase of Treasury Stock                                                         (12,087)             --             --
----------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                          (325,541)        189,157          5,254
----------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                              (242,644)        227,348         16,464

Cash and Cash Equivalents - Beginning of Year                                      243,897          16,549             85
----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                           $  1,253       $ 243,897       $ 16,549
============================================================================================================================

    The accompanying notes are an integral part of this financial statement.


ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------


Years Ended June 30,                                                                   2001           2000            1999
-----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Interest Paid                                                                   $       200       $  1,292        $  1,119
Income Taxes Paid                                                               $     9,077       $     --        $  1,915
-----------------------------------------------------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------------------

Reduction of Domain Name and Note Payable                                       $ 2,500,000       $     --        $     --
Note Receivable from Significant Disposition of Subsidiary                      $   365,000       $     --        $     --
Issuance of Common Stock to Adjust Purchase Price of Domain Name                $   300,000       $     --        $     --
Issuance of Common Stock in Settlement of Lawsuit                               $    24,375       $     --        $     --
Issuance of Common Stock in Exchange for Marketing Rights                       $    96,500       $     --        $     --
Issuance of Common Stock in Exchange for Investment in Affiliate                $    20,021       $     --        $     --
Issuance of Common Stock in Exchange for Officers' Salaries                     $   152,499       $     --        $     --
Issuance of Common Stock in Exchange for Services                               $        17       $     --        $     --
Issuance of Common Stock in Exchange for Intangible Assets                      $        --       $     --        $ 65,000
-----------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of this financial statement.

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A - NATURE OF OPERATIONS
         ONTV, Inc. (the "Company") was formed on February 29, 1996 under the laws of the State of Delaware. The Company has since merged with other companies as well as acquired the stock of other companies. The Company is authorized to issue 20,000,000 shares of common stock $.001 par value. The Company is also authorized to issue 5,000,000 shares of preferred stock. There were no preferred shares issued or outstanding at June 30, 2001. On March 13, 2000, the shareholders voted to increase the authorized number of common shares from 20,000,000 to 100,000,000. The new structure of common stock consists of 80,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. The Company is primarily engaged in retail sales of general merchandise and consumer goods.

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of ONTV, Inc. and its wholly or majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         SEGMENT DATA, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS
         The corporation operates in two industry segments and generates revenue from customers throughout the United States.

         NAME CHANGE
         On March 13, 2000, the Company amended its Certificate of Incorporation to change its name from the LA Group, Inc. to ONTV, Inc.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         METHOD OF ACCOUNTING
         The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

         REVENUE RECOGNITION
         Revenue from product sales are recognized when both the goods are shipped, and the customer's right of return has expired.

         USE OF ESTIMATES
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.



                                                                   - continued -

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         CONCENTRATIONS OF CREDIT RISK
         Financial instruments which potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits which may at times exceed federally insured limits. The Company had cash balances that exceeded insured limits at June 30, 2001 and 2000 of $-0- and $143,897, respectively. Cash is placed primarily in high quality short term interest bearing financial instruments. Sales recorded by the Company from one significant customer amounted to 55.1% of total revenue for the fiscal year ending June 30, 2000. At June 30, 2000, the Company had trade accounts receivable with the customer representing 62.8% of total receivables. There were no significant customers for the fiscal year ending June 30, 2001. The company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business. The Company does not foresee a credit risk with these receivables and accordingly no allowance for doubtful accounts has been recorded.

         CASH AND CASH EQUIVALENTS
         Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions which periodically may exceed federally insured amounts.

         INVESTMENTS IN AFFILIATES
         The Company has a 20% investment in two non-majority owned companies. The investment is accounted for under the equity method. Under the equity method the Company records its pro rata share of income or loss of the investee as part of the investors net income with a corresponding adjustment to the carrying value of the investment. Dividends received from the investee are also recorded as an adjustment to the carrying value of the investment.

         The Company has an equity investment of 23% in a non-majority owned affiliate. The investment is accounted for under the equity method. Under the equity method the Company records its prorata share of income or loss of the investee as part of the investors net income with a corresponding adjustment to the carrying value of the investment. Dividends received from the investee are also recorded as an adjustment to the carrying value of the investments. A principal stockholder in ONTV, Inc. also holds a material interest in the affiliate.

         DUE FROM OFFICER
         Due from officer consists of short-term advances due on demand. The amount due from officer bears no interest and contains no formal repayment terms.

         INVENTORY
         Inventory consists of merchandise held for resale and is stated at the lower of cost or market using the first-in, first-out method.



                                                                   - continued -

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         PROPERTY, EQUIPMENT AND DEPRECIATION
         Property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over the estimated useful lives as follows:

              Leasehold Improvements                              5 Years
              Computer Equipment                              5 - 7 Years
              Office Furniture and Equipment                  5 - 7 Years
              Warehouse Equipment                                 7 Years

         Maintenance and repairs are charged to expense. The cost of the assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.

         TRADEMARKS
         Trademarks are carried at cost and are amortized using the straight-line method over the estimated useful lives of 10 years from the date the Company acquired the trademark.

         GOODWILL
         Goodwill results from the excess of the fair market value of assets acquired over the purchase price. Goodwill is carried at cost and is amortized using the straight line method over 5 years. The Company's policy is to periodically review the value assigned to goodwill to determine if it has been permanently impaired by adverse conditions which might affect the Company. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flow (earnings before interest, taxes and depreciation and amortization).

         WEBSITE
         The Company has made expenditures in designing and developing a website. The company is amortizing the cost of the website as a charge to operations using the straight line method over 5 years.

         DOMAIN NAME
         The Company acquired the exclusive rights to the domain name "As Seen on TV" during the fiscal year end 2000. The Company continued to develop the domain name during the fiscal year end 2001. The domain name became operational during the first quarter of the fiscal year end 2002, and accordingly, amortization will be charged to operations on the straight line method over 15 years.

         MARKETING RIGHTS
         The Company has entered into an alliance and marketing agreement with Coastal Sales Associates ("CSA") (an unrelated party) which grants the Company exclusive marketing rights via the internet and digital cable television to products owned by CSA. The Company will amortize the cost of this agreement as a charge to operations when marketing of CSA products commences.

         ADVERTISING EXPENSES
         Advertising expenses are charged against operations during the period incurred, except for direct-response advertising costs, which are capitalized and amortized over periods not exceeding one year. Advertising expenses charged against operations were $45,581, $890 and $0 for the years ended June 30, 2001, 2000 and 1999, respectively. The Company did not incur any direct-response advertising costs during 1999 through 2000.

                                                                   - continued -

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         RECLASSIFICATIONS
         Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

         NET INCOME PER COMMON SHARE
         Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic Earnings Per Share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since there are no outstanding warrants, options, or convertible securities, for periods ending June 30, 2001, 2000, or 1999.

         INCOME TAXES
         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Company utilized net operating losses of approximately $395,000 to offset taxable income, during 2001.

         PROVISION FOR INCOME TAXES
         Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded to reflect the likelihood of realization of deferred tax assets.

NOTE C - BUSINESS SEGMENTS
         The Company operates in two principal business segments. Through its wholly owned subsidiary Seen on TV, Inc., the Company delivers products directly to the consumer via its internet website. (Segment I) The Company is also engaged in website hosting and development. (Segment
         II)

         The accompanying Segment II information for fiscal years 2001, 2000, and 1999 includes business generated by one significant customer. As of April 2001, the Company is no longer providing services to that significant customer.

         Information on the Company's current business segments was as follows:

         ---------------------------- ------------------------------------------
                                                   Years Ended June 30,
                                            2001          2000         1999
         ---------------------------- --------------- ------------- ------------

         SEGMENT I
         Sales                           $ 1,515,104     $ 268,341     $ 94,025
         Cost of Sales                      (746,676)     (122,290)     (24,175)
         ---------------------------- --------------- ------------- ------------
         Gross Profit                      $ 768,428     $ 146,051     $ 69,850
         Expenses                           (455,869)      (96,498)     (36,903)
         ---------------------------- --------------- ------------- ------------

         Net Income                        $ 312,559      $ 49,553     $ 32,947
         ---------------------------- --------------- ------------- ------------

         Total Assets                      $ 466,995      $ 93,669     $ 27,907
         ============================ =============== ============= ============

                                                                   - continued -

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------------------------------------

NOTE C - BUSINESS SEGMENTS - CONTINUED

                                                                               Years Ended June 30,
                                                                        2001           2000           1999
         =====================================================================================================
         SEGMENT II
         Sales                                                       $ 254,281       $ 298,818       $ 58,673
         Cost of Sales                                                      --              --             --
         -----------------------------------------------------------------------------------------------------
         Gross Profit                                                $ 254,281       $ 298,818       $ 58,673
         Interest Revenue                                                4,527              --             --
         Other Revenue                                                 417,047              --             --
         Expenses                                                     (578,368)       (277,380)      (143,904)
         -----------------------------------------------------------------------------------------------------

         Net Income(Loss)                                            $  97,487       $  21,438      $ (85,231)
         -----------------------------------------------------------------------------------------------------

         Total Assets                                              $ 3,555,133     $ 5,485,837      $ 150,659
         =====================================================================================================


         RECONCILIATION OF SEGMENT INFORMATION TO CONSOLIDATED AMOUNTS
         Information for the company's reportable segments relates to the company's consolidated totals as follows:

         =====================================================================================================
                                                                             Years Ended June 30,
                                                                     2001            2000          1999
         -----------------------------------------------------------------------------------------------------

         REVENUES
         Total Revenues for Reportable Segments                    $ 1,769,385       $ 567,159    $   152,698
         Other Revenues                                                     --           4,796          6,352
         Elimination of Intercompany Revenues                          (15,000)        (30,000)       (30,000)
         -----------------------------------------------------------------------------------------------------

         Total Consolidated Revenues                               $ 1,754,385       $ 541,955    $   129,050
         =====================================================================================================

         PROFIT OR LOSS
         Total Profit or Loss for Reportable Segments                $ 327,946        $ 70,991    $   (82,284)
         Other Profit or Loss                                           11,516         (19,890)          4,299
         General Corporate Expenses                                         --         (14,950)      (16,500)
         -----------------------------------------------------------------------------------------------------

         Total Consolidated Net Income                               $ 339,462        $ 36,151    $   (94,485)
         =====================================================================================================

         ASSETS
         Total Assets for Reportable Segments                      $ 6,222,128     $ 5,555,095    $   178,566
         Reduction of Domain Name Cost
            Due to Renegotiation of Price                           (2,200,000)             --             --
         Elimination of Intersegment Receivables                      (368,461)        (97,584)       (92,556)
         Assets Not Attributable to Segments                            74,059          70,086         59,408
         -----------------------------------------------------------------------------------------------------

         Total Consolidated Assets                                 $ 3,727,726     $ 5,527,597    $   145,418
         =====================================================================================================

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------

NOTE D - PROPERTY AND EQUIPMENT
         Property and equipment are recorded at cost and consisted of the following:

         ================================================================================
         June 30,                                                   2001         2000
         --------------------------------------------------------------------------------
         Warehouse Equipment                                    $    8,196    $    6,000
         Office Furniture and Equipment                             15,745         7,346
         Computer Equipment                                         11,013        16,262
         Leasehold Improvements                                      5,957         4,875
         --------------------------------------------------------------------------------
                                                                $   40,911    $   34,483
         Less:  Accumulated Depreciation                            10,446         1,143
         --------------------------------------------------------------------------------

         Net Property and Equipment                             $   30,465    $   33,340
         ================================================================================

         Depreciation expense for the years ended June 30, 2001 and 2000 was $9,303 and $1,000, respectively.

NOTE E - INTANGIBLE ASSETS

         Intangible assets consisted of the following:

         ================================================================================
         June 30,                                                    2001        2000
         --------------------------------------------------------------------------------

         Website Development and Domain Name                   $ 2,895,352   $ 5,027,571
         Marketing Rights                                           97,906            --
         Goodwill                                                   95,145        95,145
         Trademarks                                                 15,382        15,382
         Other                                                       3,575         3,575
         --------------------------------------------------------------------------------
                                                               $ 3,107,360   $ 5,141,673
         Less:  Accumulated Amortization                            95,763        68,634
         --------------------------------------------------------------------------------

         Net Intangible Assets                                 $ 3,011,597   $ 5,073,039
         ================================================================================

         Amortization expense for the years ended June 30, 2001 and 2000 was $27,130 and $21,282, respectively.

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE F - INVESTMENTS IN AFFILIATES, - AT EQUITY
         Investments in affiliates, in which the company owns between 20% and 50% ownership consists of the following at June 30:

         ==============================================================================================
         2000                                                    Tirk         Ronco         What-A-
                                                              Enterprises,    Holding       Limited,
                                                                  Inc.       Group Inc.       Inc.
         ----------------------------------------------------------------------------------------------
         Balance, Beginning of Year                            $  33,066   $        --     $        --
         Additional Investments                                   15,000            --              --
         Income (Loss) From Investee                               5,030            --              --
         ----------------------------------------------------------------------------------------------

         Net Intangible Assets                                 $  53,096   $        --     $        --
         ==============================================================================================

         ==============================================================================================
         2000                                                    Tirk         Ronco         What-A-
                                                              Enterprises,    Holding       Limited,
                                                                  Inc.       Group Inc.       Inc.
         ----------------------------------------------------------------------------------------------

           Balance, Beginning of Year                          $  53,096   $        --     $        --
           Additional Investments                                 15,000        32,825          38,148
           Income (Loss) From Investee                            (4,549)         (996)             --
         ----------------------------------------------------------------------------------------------

           Net Intangible Assets                               $  63,547   $    31,829     $    38,148
         ==============================================================================================

         The carrying amount of the investment approximates the ownership percentage in the net assets for the periods presented.

NOTE G - NOTES PAYABLE
         In January, 2000, the Company entered into an agreement with an unrelated entity to acquire the domain name "As Seen on TV.Com" for $5,000,000. The consideration includes cash of $25,000 and a non-interest bearing promissory note of $4,975,000. The note was collateralized by 2,100,000 shares of ONTV, Inc. common stock which are held in escrow, and the domain name. The terms of the note required a payment of $150,000 due on July 18, 2000 with the balance of the note due on April 18, 2001. The debt is non-recourse and should the company default on the note terms, the domain name would revert back to the seller, and the company would forfeit the stock given as collateral. The balance of the note at June 30, 2000 was $4,975,000. The original payment of $150,000 due on July 18, 2000 had been extended by the lender until September 1, 2000.

         In October, 2000, the Company renegotiated the purchase price of the domain name "As Seen on TV.com". The purchase price was adjusted from $5,000,000 down to $2,800,000 in exchange for 2,500,000 shares of ONTV, Inc. common stock. The renegotiated note payable requires monthly payments of a minimum of $5,000 or 5% of monthly gross sales until October, 2005, at which time, the Company will have 45 days to pay the remaining balance in full. The domain name is the only collateral on the renegotiated note. Should the Company default on the renegotiated note, the domain name would revert back to the seller, and the Company would forfeit all stock and cash paid to date. The balance of the note at June 30, 2001 was $2,422,764. - continued -

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE G - NOTES PAYABLE - CONTINUED
         In June, 2000, ONTV, Inc. entered into a loan agreement with an unrelated entity in the amount of $250,000. This note is for working capital and is secured by a promissory note and 1,500,000 shares of common stock. These shares are issued and are being held in trust by the Company at June 30, 2001 and 2000. All rights associated with these shares remain with ONTV, Inc. The note was due in full on December 13, 2000 together with accrued interest.

         Concurrent with the sale of the Company's equity interest in its subsidiary Net e-Vantage, Inc. on May 16, 2001, this note became the obligation of Net e-Vantage, Inc. ONTV, Inc. continues to guarantee the note and maintains the 1,500,000 shares of ONTV, Inc. common stock as collateral in trust, approximately worth $97,500 on June 30, 2001.

NOTE H - LEASES
         The Company has entered into a two-year lease beginning June, 2000 from an unrelated entity. The lease requires monthly payments of $2,279 per month for the first year increasing to $2,347 per month for year two. Tenant agrees to pay for all taxes, maintenance and a portion of common area fees. Future minimum lease payments for the five years succeeding June 30, 2001 are as follows:

             2002           2003         2004          2005          2006
         ------------- ------------- ------------- ------------- -------------
          $ 25,817        $    --      $    --       $    --        $   --
         ============= ============= ============= ============= =============

NOTE I - LINE OF CREDIT
         The Company has a line of credit with Key Bank, NA for $10,000 with interest at the prime rate plus 3 percent. The balance was $9,136 and $-0- at June 30, 2001 and 2000, respectively.

NOTE J - RELATED PARTY TRANSACTION
         Related party transactions consisted of transactions with Web Marketing FX and ONTV, Inc. and subsidiaries. The owner of Web Marketing FX is also a principal shareholder of ONTV, Inc. The net receivable balance was $37,310 and $6,310 at June 30, 2001 and 2000, respectively. Web Marketing FX provided online access services to the Companies in the amount of $27,000 and $18,000 for the years ended June 30, 2001 and 2000, respectively.

NOTE K - DISCONTINUED OPERATIONS
         On May 16, 2001, the Company elected to sell approximately 80% of their 57% equity interest in their majority-owned subsidiary Net e-Vantage, Inc. (Net e) to Net e, in exchange for a promissory note of $365,000. The Company no longer accounts for Net e as a majority - owned subsidiary in its consolidated financial statements. The sale resulted in a gain of $365,000.

         The terms of the note receivable require full payment of the note, plus accrued interest of 8%, on May 16, 2002. The note is collateralized by the 3,650,000 shares sold. In the event of default, the note becomes payable immediately, with the interest rate increasing to 10%, retroactively to May 16, 2001. The balance of the note receivable together with interest at June 30, 2001 was $368,600.

ONTV, INC. AND SUBSIDIARIES
(FORMERLY LA GROUP, INC. & SUBSIDIARIES)
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE L - CONTINGENCIES
         The Company has been named a defendant in a lawsuit. While the Company may prevail, it is possible that the Company may be liable for the amount of the claim. The Company believes that in the event the outcome is unfavorable, the amount can be settled for approximately $16,500. Accordingly, this amount has been recorded in the accompanying financial statements.

         The Company had been named a defendant in a suit brought by a vendor against the predecessor company for services rendered. The suit requested indemnification for the debt in the amount of $24,375. The loss had been recorded for in the accompanying financial statement, however, pursuant to a consent judgment order, the Company issued 204,862 shares of its stock in Settlement of Judgment, in October 2000