Form 10QSB
period 2001-09-30
ONTV INC
filed 2001-11-13
CIK 1011550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended September 30, 2001


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                              Outstanding at November 7, 2001
              -----                              -------------------------------

    Common Stock, $.001 par value                        23,720,861


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                            PAGE #
------------------------------                                            ------


Item 1.           FINANCIAL STATEMENTS                                         3

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS                                        10-13



PART II - OTHER INFORMATION
---------------------------


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                            13


SIGNATURES

                            ONTV, INC. & SUBSIDIARIES
                            (A DELAWARE CORPORATION)
                               ROCHESTER, NEW YORK

                     --------------------------------------
                                FINANCIAL REPORTS
                                       AT
                               SEPTEMBER 30, 2001
                     --------------------------------------





ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


TABLE OF CONTENTS
--------------------------------------------------------------------------------


Independent Accountants' Report on Interim Financial Information               4

Consolidated Balance Sheets at September 30, 2001 (Unaudited) and
  June 30, 2001                                                                5

Consolidated Statements of Changes in Stockholders' Equity for the Year
  Ended June 30, 2001 and for the Three Months Ended
  September 30, 2001 and 2000 (Unaudited)                                      6

Consolidated Statements of Operations for the Three Months Ended
  September 30, 2001 and 2000 (Unaudited)                                      7

Consolidated Statements of Cash Flows for the Three Months Ended
  September 30, 2001 and 2000 (Unaudited)                                      8

Notes to Consolidated Financial Statements                                     9

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
ONTV, Inc. & Subsidiaries
Rochester, New York


         We have reviewed the accompanying consolidated balance sheet of ONTV, Inc. & Subsidiaries (A Delaware Corporation) as of September 30, 2001, and the related consolidated statements of changes in stockholders' equity, operations, and cash flows for the three months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with the accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ONTV, Inc. & Subsidiaries as of June 30, 2001 (presented herein), and the related consolidated statements of changes in stockholders' equity, operations, and cash flows for the year then ended, (not presented herein); and in our report dated July 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. We have not performed any audit procedures subsequent to the date of our report.




/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  October 22, 2001


ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED BALANCE SHEETS
===============================================================================================
                                                               (UNAUDITED)
                                                               SEPTEMBER 30,        June 30,
                                                                   2001               2001
-----------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                     $        89        $     1,253
Note Receivable - Related Party                                   376,510            368,610
Inventory                                                          66,909             81,946
Due from Officer                                                   64,231             60,531
Other Current Assets                                                3,962              2,500
-----------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                              511,701            514,840

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION           28,783             30,465

OTHER ASSETS
Accounts Receivable - Related Party                                37,300             37,300
Investment in Affiliates                                          133,832            133,524
Intangible Assets - Net of Accumulated Amortization             3,013,548          3,011,597
-----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                  $ 3,725,164        $ 3,727,726
===============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                         $   227,536        $   217,911
Notes Payable - Due Within One Year                                60,000             60,000
-----------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                         287,536            277,911

OTHER LIABILITIES
Notes Payable - Due After One Year                              2,339,159          2,371,900
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                               2,626,695          2,649,811
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock:  $.001 Par; 100,000,000 Shares Authorized,
               23,720,861 Shares Issued and Outstanding            23,721             23,721
Additional Paid-In Capital                                      1,052,099          1,052,099
Retained Earnings                                                  36,236             15,682
-----------------------------------------------------------------------------------------------
                                                                1,112,056          1,091,502
Less: Stock Held in Trust                                           1,500              1,500
Treasury Stock - 57,500 Shares at Cost                             12,087             12,087
-----------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                      1,098,469          1,077,915
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 3,725,164        $ 3,727,726
===============================================================================================

    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report


ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' QUITY
=============================================================================================================================
                                                                                 Additional      Retained
Three Months Ended September 30, 2001 and 2000     Number          Common         Paid-In        Earnings     Stockholders'
   (Unaudited) and Year Ended June 30, 2001       of Shares         Stock         Capital        (Deficit)        Equity
-----------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2000                          16,777,938       $ 16,778     $   465,630       $(401,880)   $      80,528

Common Stock Issued                                 408,200            408         116,114             --           116,522

Minority Interest                                        --             --              --             --               --

Net Loss - Unaudited                                     --             --              --        (155,166)        (155,166)
-----------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2000 (UNAUDITED)         17,186,138         17,186         581,744        (557,046)          41,884

Common Stock Issued                               6,534,723          6,535         470,355             --           476,890

Minority Interest                                        --             --              --             --               --

Net Income                                               --             --              --         572,728          572,728
-----------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2001                          23,720,861         23,721       1,052,099          15,682        1,091,502

Net Income - Unaudited                                   --             --              --          20,554           20,554
-----------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2001 (UNAUDITED)         23,720,861       $ 23,721     $ 1,052,099       $  36,236    $   1,112,056
=============================================================================================================================

                   The accompanying notes are an integral part of this financial statement.

                                        See Accountants' Review Report


ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


============================================================================================
Three Months Ended September 30,                               2001             2000
-------------------------------------------------------------------------------------------
REVENUES, NET OF RETURNS                                  $   470,354       $   221,306

COST OF GOODS SOLD                                            246,452           109,148
-------------------------------------------------------------------------------------------

GROSS PROFIT                                                  223,902           112,158
-------------------------------------------------------------------------------------------

EXPENSES
Amortization                                                   22,446             5,337
Depreciation                                                    1,682             1,685
Freight and Delivery                                            6,058               214
Interest                                                           88             6,309
Payroll and Payroll Taxes                                      72,814           128,745
Other Expenses                                                102,628           127,350
-------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                205,716           269,640
-------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE OTHER INCOME AND (EXPENSES)               18,186          (157,482)

OTHER INCOME AND (EXPENSES)
Interest Income                                                 7,360             1,824
Equity in Income (Loss) of Unconsolidated Investment              308            (2,908)
-------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                25,854          (158,566)

Provision for Income Taxes                                      5,300                --
-------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE MINORITY INTEREST                         20,554          (158,566)

Minority Interest                                                  --             3,400
-------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                         $    20,554       $  (155,166)
===========================================================================================

EARNINGS PER SHARE
Weighted Average Number of Common Shares Outstanding       23,720,861        17,062,519
Net Income (Loss) Per Common Share - Basic and Diluted    $      0.00       $     (0.01)
===========================================================================================

    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report


ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF CASH FLOWS


==============================================================================================
Three Months Ended September 30,                                     2001            2000
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                 $ 20,554        $(155,166)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Amortization                                                        22,446            5,337
Depreciation                                                         1,682            1,685
Equity in (Income) Loss of Unconsolidated Investments                 (308)           2,908
Decrease in Value of Minority Interest                                  --             (700)
CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable - Related Party                                 (7,900)         (27,776)
Inventory                                                           15,037          (17,611)
Other Current Assets                                                (1,462)               3
Accounts Payable and Accrued Expenses                                9,625           79,438
----------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                            59,674         (111,882)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Affiliates                                               --          (18,825)
Acquisition of Property and Equipment                                   --           (8,615)
Acquisition of Intangible Assets                                   (24,397)          (4,265)
----------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                           (24,397)         (31,705)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Debt                                                  (32,741)              --
Advances to Officer                                                 (3,700)          (8,013)
Purchase of Treasury Stock                                              --          (10,041)
----------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                           (36,441)         (18,054)
----------------------------------------------------------------------------------------------

Net Decrease in Cash and Cash Equivalents                           (1,164)        (161,641)

Cash and Cash Equivalents - Beginning of Period                      1,253          243,897
----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $     89        $  82,256
==============================================================================================

SUPPLEMENTAL DISCLOSURES
Interest Paid                                                     $     --        $      --
Income Taxes Paid                                                 $     --        $      --
==============================================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of Common Stock in Exchange for Marketing Rights         $     --        $  96,500
Issuance of Common Stock in Exchange for Investment in Affiliate  $     --        $  20,021
==============================================================================================

    The accompanying notes are an integral part of this financial statement.

                         See Accountants' Review Report

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

NOTES TO THE FINANCIAL STATEMENTS
================================================================================

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

NOTE B -   DISCONTINUED OPERATIONS
           On May 16, 2001, the Company elected to sell approximately 80% of their 57% equity interest in their majority-owned subsidiary Net e-Vantage, Inc. (Net e) to Net e, in exchange for a promissory note of $365,000. The Company no longer accounts for Net e as a majority - owned subsidiary in its consolidated financial statements. The sale resulted in a gain of $365,000.

           The terms of the note receivable require full payment of the note, plus accrued interest of 8%, on May 16, 2002. The note is collateralized by the 3,650,000 shares sold. In the event of default, the note becomes payable immediately, with the interest rate increasing to 10%, retroactively to May 16, 2001. The balance of the note receivable together with interest at September 30, 2001 was $375,960.

           In June, 2000, ONTV, Inc. entered into a loan agreement with an unrelated entity in the amount of $250,000. This note is for working capital and is secured by a promissory note and 1,500,000 shares of common stock. These shares are issued and are being held in trust by the Company at September 30, 2001. All rights associated with these shares remain with ONTV, Inc. The note is due in full on May 16, 2002 together with accrued interest. The amount outstanding as of September 30, 2001 was $213,525.

           Concurrent with the sale of the Company's equity interest in its subsidiary Net e-Vantage, Inc. on May 16, 2001, this note became the obligation of Net e-Vantage, Inc. ONTV, Inc. continues to guarantee the note and maintains the 1,500,000 shares of ONTV, Inc. common stock as collateral in trust, approximately worth $97,500 on September 30, 2001.

NOTE C -   OTHER MATTERS
           In July 2000, the Company entered into an alliance and marketing agreement with Coastal Sales Associates (CSA") (an unrelated party) which grants the Company exclusive marketing rights via the internet and cable digital television to products owned by CSA. In exchange for these rights, the Company issued 350,000 shares of common stock.

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

The Company's ability to predict results or the effects of any pending events on the Company's operating results is inherently subject to various risks and uncertainties, including (without limitation) product demand; the effect of economic conditions; the impact of competitive services, products and pricing; product supply restraints or difficulties; industry regulation; the continued availability of capital resources and financing and other risks set forth or incorporated herein and in the Company's Securities and Exchange Commission filings. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

GENERAL:

ONTV, Inc., formerly known as LA Group, Inc. (the Company) was formed in the state of Delaware on 2/29/96, in order to create an entity with which to form a reverse merger with a public, non-reporting, company. Through a series of transactions, that public entity merged with the Company on 3/15/96. Upon completion of this transaction, the Company became public and all the former public Company's stock was then canceled.

The Company presently has one main area of business. The wholly owned subsidiary, Seen On TV, Inc., markets and sells products, on the Internet, to the general public. Seen On TV, Inc. operates the websites "SeenOnTV.Com" and "AsSeenOnTV.com". These are destination websites offering "as seen on tv" products direct to the consumer via the Internet. Each website currently derives income from buying products at distributor prices and selling those products to wholesale and retail customers. The Company's management has over thirteen years of experience in the direct response television industry and maintains a wide range of relationships with many direct response television marketing companies as well as major manufacturers who provide products to the direct response industry.

Consumer products, which the Company markets through Seen On TV, Inc., include a wide variety of categories, i.e.: health, beauty, weight loss, kitchen, sporting goods, and household appliances, etc. Products sold by Seen On TV, Inc. include, but are not limited to: Ab Tronics, IGIA Electro-Sage 8, Pest Offense, Wrap & Snap Curling Systems, Cell Phone Internal Antenna , Rainbow Art, Gator Grip, Space Bag, Versa Wrench, IGIA Wonder Forms, IGIA Therma-Spa, Marvins Magic,

Nads, Tap Light, IGIA Platinum Nail, Epil Stop & Spray, Steam Buggy, Oxiclean, Orangeglow, Shelf Master, True Motion Lures, Vibatouch Fingertip Massager, QRB, Ginsu Knives, Hygionic Tooth Brushes, Steamin Iron, IGIA CelluLift, Instagone, Iron Wonder, IGIA Epielle, Pro Trim Paint Roller, PVA Mop, Quick-n-Brite, Safety Can, Silver Lighting, Sweet Simplicity, Orbitrek, Ab Slide, Simoniz Car Wash, Flowbee, Thundersticks, Ab Rocker.

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


                              RESULTS OF OPERATIONS

 THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenue for the fiscal quarter ended September 30, 2001 was $470,354, an increase of 113% over revenue of $221,306 for the quarter ending September 30, 2000. This improvement is primarily the result of increases realized in the Seen On TV, Inc. subsidiary. The sales of the "as seen on tv" products over the Internet has increased substantially in the past year due to the increased presence of the Company's domestic website, www.seenontv.com, and the exposure of the domain name AsSeenOnTV.com, along with the resultant increase in sales due to the expanded product line available from Seen On TV, Inc. The Company believes that this exposure will result in a customer easily remembering the AsSeenOnTV.com domain name and accessing that site for his/her product needs. While management expects revenue growth to continue during fiscal year 2002, as the economy is experiencing uncertainty, particularly in view of the recent terrorist activities, a somewhat lesser rate of increase may be realized.

Cost of goods sold, as a percentage of revenue, was 52.4% for the quarter ending September 30, 2001, as compared with 49.3% for the comparable period in 2000. The increase in cost percentage over the prior period resulted from the termination of a revenue sharing agreement which had been in effect during the that comparable period. Management believes that these higher percentages will continue for the immediate future.

Gross profit, as a percentage of revenue, was 47.6% for the quarter ending September 30, 2001, as compared with 50.7% for the comparable period in the prior year ending September 30, 2000. This decrease in margin is primarily due to gross profits during the prior reporting period being inclusive of a higher percentage of profits resulting from revenue derived from a revenue sharing agreement with a customer, for whom the Company managed its website. These revenues had limited direct costs applied against them, thus resulting in higher gross profit than the sales segment. It is the belief of management that these lower margins may continue to be realized as a result of the termination of the revenue sharing agreement.

Operating expenses, as a percentage of revenue, were 43.7% for the current quarter ending September 30, 2001, as compared with 121.9% for the comparable quarter ending September 30, 2000. The improvement in this percentage is primarily due to the economies of scale generated from absorption of fixed expenses against the increased revenue base. Management believes that although additional staff and operating expenses may be necessary to support growth, this operating expense ratio should remain fairly constant in future reporting periods as anticipated increased revenues are realized.

Amortization increased $17,109 to $22,446 in the first three months of the current fiscal year as compared to $5,337 in the comparable period in the prior year. The increase is primarily due to amortization relating to the acquisition of the domain name, AsSeenOnTV.com, and the related costs of further development of that asset. Amortization will continue to increase during the second quarter primarily as a result of three months of amortization, rather than one month in this first quarter, related to this intangible asset.

Net income for the three months ended September 30, 2001 was $20,554, or $ 0.001 per share, compared with a net loss of $ 155,166, or $ (0.009) per share, for the quarter ended September 30, 2000.

In spite of the overall uncertainty of the economy, particularly since the tragedies of the terrorist attacks of September 11, the Seen On TV, Inc. sales segment of the Company continues to show strong growth. During the first four months of the current fiscal year, the number of customer orders has increased 251% over the same period in the prior year. With the present warehouse location, this subsidiary is well placed to handle the increased business, with the only variable being picking and packing labor. As the busy holiday sales season commences, management expects sales orders to have continued increases through the end of the current quarter. However, even though these sales orders continue to increase, the Company remains dependent upon suppliers meeting our delivery requirements. The Company has continued to closely monitor the purchase orders it has in process in an attempt to insure that product will be available from the Company's suppliers to fulfill the customer orders.

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

                              FINANCIAL CONDITION

Working capital at September 30, 2001 was $ 224,165, a decline of $12,764 since the beginning of the current fiscal year. Net cash provided from operating activities increased to $59,674 for the current fiscal quarter, compared to net cash used of $111,882 for the three month period ended September 30, 2000. The increase in working capital and cash flow is primarily the result of the net profit reflected for the current quarter.

Except as activity provided by operations, the only material changes in the balance sheet resulted from the acquisition of intangible assets and the repayment of long term debt.



                           PART II - OTHER INFORMATION


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 12, 2001                         ONTV, Inc.




                                          By: /s/  Daniel M.Fasano
                                              ----------------------------------
                                              Daniel M. Fasano
                                              Chairman of the Board of Directors


                                              /s/ Curt B. Westrom
                                              ----------------------------------
                                              Curt B. Westrom
                                              Chief Financial Office
                                              And Treasurer (Principal
                                              Accounting and Financial Officer)