Form 10QSB
period 2001-12-31
ONTV INC
filed 2002-02-14
CIK 1011550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For The Quarterly Period Ended December 31, 2001


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission File Number 000-29249

                                   ONTV, Inc.
                                   ----------
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

                                 (585) 426-2307
                                 --------------
                           (Issuer's Telephone Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                 Outstanding at February 8, 2002
         -----                                 -------------------------------

Common Stock, $.001 par value                           23,720,861


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          PAGE #
------------------------------                                          ------


Item 1.  FINANCIAL STATEMENTS                                             3

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS                                              11 - 14



PART II - OTHER INFORMATION
---------------------------


Item 1.  LEGAL PROCEEDINGS                                                15

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 15


SIGNATURES

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


TABLE OF CONTENTS
--------------------------------------------------------------------------------


Independent Accountants' Report on Interim Financial Information

Consolidated Balance Sheets at December 31, 2001 (Unaudited) and
  June 30, 2001

Consolidated Statements of Changes in Stockholders' Equity for the Year
  Ended June 30, 2001 and for the Six Months Ended
  December 31, 2001 and 2000 (Unaudited)

Consolidated Statements of Operations for the Three Months and Six
  Months Ended December 31, 2001 and 2000 (Unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended
  December 31, 2001 and 2000 (Unaudited)

Notes to Consolidated Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
ONTV, Inc. & Subsidiaries
Rochester, New York


         We have reviewed the accompanying consolidated balance sheet of ONTV, Inc. & Subsidiaries (A Delaware Corporation) as of December 31, 2001, and the related consolidated statements of changes in stockholders' equity, and cash flows for the six months ended December 31, 2001 and 2000, and the statement of operations for the three and six months ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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




/s/ Rotenberg & Co., LLP



Rotenberg & Co., LLP
Rochester, New York
  January 28, 2002


ONTV, INC. AND SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


CONSOLIDATED BALANCE SHEETS
================================================================================================
                                                                   (UNAUDITED)
                                                                   DECEMBER 31,       June 30,
                                                                          2001           2001
------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                          $  111,977      $    1,253
Note Receivable - Related Party                                       383,870         368,610
Inventory                                                              72,305          81,946
Due from Officer                                                       83,045          60,531
Other Current Assets                                                    4,497           2,500
------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                  655,694         514,840

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION               27,761          30,465

Accounts Receivable - Related Party                                    37,300          37,300
Intangible Assets - Net of Accumulated Amortization                 2,959,990       3,011,597
Investments in Affiliates                                             133,956         133,524
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $3,814,701      $3,727,726
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                              $  286,878      $  217,911
Notes Payable - Due Within One Year                                    60,000          60,000
------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                             346,878         277,911

OTHER LIABILITIES
Notes Payable - Due After One Year                                  2,321,232       2,371,900

TOTAL LIABILITIES                                                   2,668,110       2,649,811

STOCKHOLDERS' EQUITY
Common Stock:  $.001 Par; 100,000,000 Shares Authorized,
               23,720,861 Shares Issued and Outstanding                23,721          23,721
Additional Paid In Capital                                          1,052,099       1,052,099
Retained Earnings                                                      85,602          15,682
------------------------------------------------------------------------------------------------
                                                                    1,161,422       1,091,502
Less: Stock Held in Trust                                               1,500           1,500
Treasury Stock - 77,500 & 57,500 Shares at Cost, Respectively          13,331          12,087
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                          1,146,591       1,077,915
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $3,814,701      $3,727,726
================================================================================================

               The accompanying notes are an integral part of this
                              financial statement.

                         See Accountants' Review Report


ONTV, INC. AND SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
====================================================================================================================================

                                                                          Additional         Retained
                                         Number          Common             Paid In          Earnings     Stockholders'   Minority
                                        of Shares         Stock             Capital          (Deficit)       Equity       Interest
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2000                 16,777,938       $ 16,778          $   465,630        $(401,880)  $    80,528      $    --

Common Stock Issued                      3,113,062          3,113              437,784               --       440,897           --

Minority Interest                               --             --                   --               --            --        3,400

Net Loss - Unaudited                            --             --                   --         (125,096)     (125,096)      (3,400)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2000 (UNAUDITED) 19,891,000         19,891              903,414         (526,976)      396,329           --

Common Stock Issued                      3,829,861          3,830              148,685               --       152,515           --

Minority Interest                               --             --                   --               --            --       65,207

Net Income (Loss)                               --             --                   --          542,658       542,658      (65,207)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE JUNE 30, 2001                   23,720,861         23,721            1,052,099           15,682     1,091,502           --

Net Income - Unaudited                          --             --                   --           69,920        69,920           --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001 (UNAUDITED) 23,720,861       $ 23,721          $ 1,052,099        $  85,602   $ 1,161,422      $    --
====================================================================================================================================

                              The accompanying notes are an integral part of this
                                             financial statement.

                                       See Accountants' Review Report


ONTV, INC. AND SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


CONSOLIDATED STATEMENTS OF OPERATIONS
==============================================================================================================================
                                                   THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                      DECEMBER 31,                             DECEMBER 31,
                                                     2001              2000                    2001                   2000
------------------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF RETURNS                      $ 1,161,166         $ 560,574             $ 1,638,881             $  783,704

COST OF GOODS SOLD                                713,581           201,092                 960,034                280,461
------------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                      447,585           359,482                 678,847                503,243
------------------------------------------------------------------------------------------------------------------------------

EXPENSES
Amortization                                       53,558             5,314                  76,004                 10,651
Depreciation                                        2,012             1,685                   3,694                  3,370
Interest                                              243            19,061                     331                 25,370
Legal and Accounting                               17,236             6,631                  28,807                 41,979
Payroll and Payroll Taxes                          73,148           137,484                 145,962                266,229
Shipping Supplies                                  17,217            69,902                  23,275                 99,896
Other Expenses Including Consulting               216,829            88,085                 307,886                180,086
------------------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                    380,243           328,162                 585,959                627,581
------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE
OTHER INCOME (LOSS) AND
INCOME TAXES                                       67,342            31,320                  92,888               (124,338)


Equity in Income (Loss) of
Unconsolidated Investment                             124              (763)                    432                 (3,671)
------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE TAXES                         67,466            30,557                  93,320               (128,009)

Provision for Income Taxes                         18,100               487                  23,400                    487
------------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Minority Interest             49,366            30,070                  69,920               (128,496)

Minority Interest                                      --                --                      --                  3,400
------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                             $    49,366         $  30,070             $    69,920             $ (125,096)
==============================================================================================================================

NET INCOME (LOSS) PER COMMON SHARE
 - BASIC AND DILUTED                          $      0.00         $     0.00            $     0.00              $    (0.01)
------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING                                    23,720,861         19,413,456             23,720,861             18,226,281
==============================================================================================================================

                             The accompanying notes are an integral part of this
                                             financial statement.

                                        See Accountants' Review Report


ONTV, INC. AND SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


CONSOLIDATED STATEMENTS OF CASH FLOWS
==================================================================================================================

Six Months Ended December 31,                                                             2001            2000
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                    $  69,920      $ (125,096)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Amortization                                                                            76,004          10,651
Depreciation                                                                             3,694           3,370
Equity in (Income) Loss of Unconsolidated Investments                                     (432)          3,671
CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                                                    (15,260)        (25,711)
Inventory                                                                                9,641         (39,552)
Other Current Assets                                                                    (1,997)          3,306
Accounts Payable and Accrued Expenses                                                   68,967         131,881
------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                               210,537         (37,480)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Marketable Securities                                                        --          (2,500)
Acquisition of Affiliate                                                                    --         (50,952)
Acquisition of Property and Equipment                                                     (990)         (8,615)
Acquisition of Intangible Assets                                                       (24,397)        (14,296)
Due To/From Officer                                                                    (22,514)         (9,552)
------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                               (47,901)        (85,915)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock                                                              (1,244)        (12,087)
Repayment of Debt                                                                      (50,668)        (20,000)
------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                               (51,912)        (32,087)
------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                   110,724        (155,482)

Cash and Cash Equivalents - Beginning of Year                                            1,253         243,897
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                              $ 111,977      $   88,415
==================================================================================================================

SUPPLEMENTAL DISCLOSURES
Interest Paid                                                                        $      --      $       --
Income Taxes Paid                                                                    $      --      $       --
==================================================================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES

Reduction of Domain Name and Note Payable                                            $      --      $2,500,000
Issuance of Common Stock to Adjust Purchase Price of Domain Name                     $      --      $  300,000
Issuance of Common Stock in Settlement of Lawsuit                                    $      --      $   24,375
Issuance of Common Stock in Exchange for Marketing Rights                            $      --      $   96,500
Issuance of Common Stock in Exchange for Investment in Affiliate                     $      --      $   20,021
==================================================================================================================

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

           The terms of the note receivable require full payment of the note, plus accrued interest of 8%, on May 16, 2002. The note is collateralized by the 3,650,000 shares sold. In the event of default, the note becomes payable immediately, with the interest rate increasing to 10%, retroactively to May 16, 2001. The balance of the note receivable together with interest at December 31, 2001 was $383,320.

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

NOTE D -   RECENTLY ISSUED ACCOUNTING STANDARD
           In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

           SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairment of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangibles with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also requires the Company to complete a transitional goodwill impairment test by six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

           The Company is assessing, but has not yet determined how the adoption of SFAS 141 and SFAS 142 will affect its future financial position and results of its operations.

NOTE E -   TREASURY STOCK PURCHASE
           On December 26, 2001, the Company purchased 20,000 shares of ONTV Inc. stock at $.06 per share.

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

This Report contains "forward-looking" statements regarding potential future events and developments affecting the business of the Company. These forward-looking statements involve risks and uncertainties and are usually accompanied by words such as "believes," "anticipates," "plans," "expects," and similar expressions. Our actual results could differ materially from those expressed or implied by such forward-looking statements as a result of certain factors, including the risk factors described above and elsewhere in this Report. Such statements relate to, among other things, (i) competition for customers for products and services; (ii) the uncertainty of developing or obtaining rights to new products that will be accepted by the market and the timing of the introduction of new products into the market; (iii) the limited market life of the Company's products; and (iv) other statements about the Company or the direct response industry.

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

Consumer products, which the Company markets through Seen On TV, Inc., include a wide variety of categories, i.e.: health, beauty, weight loss, kitchen, sporting goods, and household appliances, etc. Products sold by Seen On TV, Inc. include, but are not limited to: Ab-Energizer, Ab-Tronics, IGIA Electro-Sage 8, Pest Offense, Twist A Braid, Wrap & Snap Curling Systems, AirCore, Cell Phone Internal Antenna, Rainbow Art, Gator Grip, Space Bag, Versa Wrench, IGIA Wonder Forms, IGIA Therma-Spa, Marvins Magic, Nads, Tap Light, IGIA Platinum Nail, Epil Stop & Spray, Steam Buggy, Steam Bullet, Oxiclean, Orangeglow, Shelf Master, True Motion Lures, Vibratouch Fingertip Massager, QRB, Ginsu Knives, Hygionic Tooth Brushes, Steamin Iron, IGIA CelluLift, George Foreman Grilling Machine, FlavorWave Oven, Instagone, Iron Wonder, IGIA Epielle, Pro Trim Paint Roller, PVA Mop, Quick-n-Brite, Safety Can, Silver Lighting, Sweet Simplicity, Orbitrek, Ab Slide, Simoniz Car Wash, Flowbee, Thundersticks, Ab Rocker.

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

ONTV, Inc. competes with a number of other companies that provide electronic retailing. This competition takes place between the companies that offer products for sale to end-users over the Internet. The competitors try to select products to sell which will be the most desirable to the customer. Each competitor attempts to purchase those products at the price which will enable the competitor to offer the product at the best price to the customer. In addition, each competitor tries to market the products to the most customers in order to increase market share. The competitors are trying to attract the customer that is looking for specific "as seen on tv" products. One way this is done is by reliance upon the various Internet search engines, in order to achieve high rankings for those customers to find a competitor's website. The Company cannot control those search engines, nor are the search engines under government control. Some of these competitors may have greater financial, technical, and marketing resources than the Company has. This may allow them to devote greater resources to the development and promotion of their products and services. In addition, some of these competitors may offer a broader base of products and services that may attract consumers to their websites. This could result in reduced market penetration for the Company's products and services. In addition, because the barriers to entry are low, new competitors may emerge and rapidly acquire market share.

On December 31, 2001, the employment contract for Curt B. Westrom, as Chief Financial Officer, expired. Mr. Westrom was retained to consult with ONTV through the month of January 2002, and he remains a director and shareholder. The position of Treasurer, previously held by Mr. Westrom, is now open. However, Ronald J. Axelrod, the Company's general counsel and corporate Secretary, is now acting as Treasurer until a new Treasurer is elected by the Board of Directors.

                              RESULTS OF OPERATIONS

         THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001 VS. THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000

Revenue for the fiscal quarter ended December 31, 2001 was $1,161,166, an increase of 107% over revenue of $560,574 for the quarter ending December 31, 2000. The six months ended December 31, 2001 reflected revenue of $1,638,881, a 109% increase over revenue of $783,704 for the comparable period ending December 31, 2000. The improvements are primarily the result of increases realized in the Seen On TV, Inc. subsidiary. The sales of the "as seen on tv" products over the Internet has increased substantially in the last year due to the increased presence of the Company's domestic website, WWW.ASSEENONTV.COM, the exposure of the domain name AsSeenOnTV.com., and the use of web based advertising .

Cost of goods sold, as a percentage of revenue, was 61.5% and 58.6% for the three and six months ended December 31, 2001, as compared with 35.9% and 35.8% for the comparable periods in the prior fiscal year. Currently, the sole active business segment is electronic retailing, which contains the cost of purchasing products for resale. The low cost percentages in the prior periods, in each case, were the result of revenue derived from revenue sharing agreements with little direct cost associated with that revenue. Management believes that the current percentages are in line with expectations in the future and consistent with industry norms.

Gross profit, as percentages of revenue, were 38.5% and 41.4% for the three and six months ended December 31, 2001, as compared with 64.1% and 64.2% for the comparable periods in the prior year ended December 31, 2000. The higher gross profit percentages reported during prior reporting periods were inclusive of a higher percentage of profits resulting from revenue derived from revenue sharing agreements, contained in a now inactive business segment of the Company. These revenues had limited direct costs applied to them, thus resulted in higher gross profits than the sales segment. It is the belief of management that the lower margins realized in the current operating periods are reflective of gross profit expectations in subsequent reporting periods.

Operating expenses, as a percentage of revenue, were 32.7% for the current quarter and 35.8% for the six months ended December 31, 2001, as compared with 58.5% and 80.1% for the comparable periods ended December 31, 2000. The significant improvements of these percentages during the current operating periods result are primarily the result of realized economies of scale generated from the absorption of expenses against increased revenues. Management believes that although additional staff and operating expenses may be necessary to support growth, the operating expense ratios should remain fairly constant in future reporting periods as the Company continues to experience anticipated increased revenues.

Amortization expenses increased to $53,558 and $76,004, respectively, for the three and six months ended December 31, 2001, compared to $5,314 and $10, 651 for the similar periods in the prior fiscal year. This increase is due to the amortization of the acquisition and associated development costs related to the domain name AsSeenOnTV.com. As the Company deemed the domain fully developed during the first operating quarter of this year, amortization of the asset commenced. The quarter ended December 31, 2001 reflected the amortization that shall continue to succeeding operating periods.

The sales segment of the Company continues to show strong growth. Customer orders for the two reporting periods of the current year reflect a 216% and 246% increase over the comparable periods of the prior year. Additionally, management is very pleased with the continuation of that growth into the post holiday season. During the first month of the third operating quarter, customer orders increased 306% over the same month of the prior year. As previously indicated, management believes that this success is due to the expanded exposure that the domain name, AsSeenOnTV.com, receives. This is primarily due to the increase in the Company's advertising budget for registration with search engines.

The net income for the three month ended December 31, 2001 was $49,366, or $0.002 per share, while the six months ended December 31, 2001 reflected income of $69,920 or $0.003 per share. This compared to net income of $30,070, or $0.0015 per share, and a net loss of $125,096, or $(0.007) per share, respectively, for the comparable periods ending December 31, 2000.

Using income as a function of EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization), the Company realized earnings of $123,279 ($0.005 per share) and $173,349 ($0.007 per share) for the respective quarter and six months periods ending December 31, 2001, and $56,617 ($.003 per share) and $(85,218) ($(0.005 ) per share) for the comparable periods in the previous fiscal year.

During the fiscal year ended June 30, 2001, the Company utilized all available net operating losses which had been carried forward from prior fiscal years. This resulted in negligible federal and state income taxes to the Company as of June 30, 2001. However, with taxable income being reflected in the current fiscal year, resultant accruals for projected tax liabilities are now reflected in our financial statements.

During the current fiscal quarter, the Company purchased 20,000 shares of Company stock on the open market, for a cost of $1,244. This brings the total number of shares of ONTV stock owned by the Company as of December 31, 2001, and placed in the treasury, to 77,500. Subsequent to the current reporting period, the company purchased an additional 30,000 shares for the treasury.

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


                               FINANCIAL CONDITION

Working capital at December 31, 2001 was $308,816, an increase of $71,887 since the beginning of the current fiscal year. The increase results from the increased sales activity during the holiday season. Net cash provided from operating activities of the Company increased to $210,537 for the current six months compared to net cash used of $37,480 for the six months ended December 31, 2000. The increase in net cash flow from operating activities is primarily the result of both the net profit reflected for the current reporting period and the non-cash expense of amortization that was recognized.

Except as activity provided by operations, along with changes in inventory and accounts payable, there have been no other material changes in the balance sheet.


                           PART II - OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS

In December 2001, the Company initiated a lawsuit against Airborne Express, seeking a claim of $2,000,000. This action was to recover losses and damages to the Company resulting from delivery services that were performed and were allegedly performed by Airborne as a shipper of products for ONTV's subsidiary, Seen On TV, Inc. The working relationship between Airborne and ONTV occurred at various times during the period of April 2001 through September 2001. The basis of the lawsuit is that the Company claims that Airborne failed to perform to a standard of service on the delivery of products to the customers of ONTV's subsidiaries, and further, failed to implement a package tracking system it had designed for ONTV. Losses to the Company may have occurred due to duplicate shipments and consulting time expenses, as well as damage to the Company's reputation. All financial exposure to the Company has been reflected in ONTV's financial statements, and all customers have been satisfied.

On January 11, 2002, Airborne initiated a countersuit of ONTV, Inc. in the amount of $20,000. This claim is an attempt by Airborne to recover funds that Airborne has billed to the Company, and claims as payments due for delivery services that may have been performed. The Company intends to vigorously challenge Airborne's claim. The invoice amounts in question have been reflected on the Company's financial statements.


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                           None




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


February 12, 2002                 ONTV, Inc.




                                  By: /s/  Daniel M.Fasano
                                      --------------------
                                      Daniel M. Fasano
                                      Chairman of the Board of Directors
                                      President and Principal Accounting Officer