Form 10QSB
period 2002-03-31
ONTV INC
filed 2002-05-15
CIK 1011550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended March 31, 2002


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

                                 (716) 426-2307
                                 --------------
                           (Issuer's Telephone Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                                  Outstanding at March 31, 2002
           -----                                  -----------------------------

Common Stock, $.001 par value                               23,720,861


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                           PAGE #
------------------------------                                           ------


Item 1.           FINANCIAL STATEMENTS                                       3

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS                                     13 - 16



PART II - OTHER INFORMATION
---------------------------


Item 1.           LEGAL PROCEEDINGS                                          16

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                           16


SIGNATURES                                                                   17

                            ONTV, INC. & SUBSIDIARIES
                     --------------------------------------
                            (A DELAWARE CORPORATION)
                               ROCHESTER, NEW YORK

                     --------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                 March 31, 2002
                     --------------------------------------

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


TABLE OF CONTENTS
--------------------------------------------------------------------------------


Independent Accountants' Report on Interim Financial Information              5

Consolidated Balance Sheets at March 31, 2002 (Unaudited) and
  June 30, 2001                                                               6

Consolidated Statements of Changes in Stockholders' Equity for the
  Three Months and Nine Months Ended March 31, 2002 and 2001 (Unaudited)      7

Consolidated Statements of Operations for the Three Months and
  Nine Months Ended March 31, 2002 and 2001 (Unaudited)                       8

Consolidated Statements of Cash Flows for the Nine Months Ended
  March 31, 2001 and 2000 (Unaudited)                                      9-10

Notes to Financial Statements                                             11-12

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
  and Stockholders
ONTV, Inc. & Subsidiaries
(A Delaware Corporation)
Rochester, New York


         We have reviewed the accompanying consolidated balance sheet of ONTV, Inc. & Subsidiaries as of March 31, 2002, the related consolidated statements of operations for the three months and nine months ended March 31, 2002 and 2001, and the related consolidated statements of changes in stockholders' equity and cash flows for the nine months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accounts. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ONTV, Inc. & Subsidiaries as of June 30, 2001 (presented herein), and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2001, and the related statement of changes in stockholders' equity for the year then ended, is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.



/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  May 7, 2002

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED BALANCE SHEETS
===================================================================================

                                                           (UNAUDITED)
                                                            MARCH 31,      June 30,
                                                              2002          2001
-----------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                  $   89,832   $    1,253
Inventory                                                     167,945       81,946
Due from Officer                                               83,045       60,531
Prepaid Expenses and Security Deposits                          4,493        2,500
-----------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                          345,315      146,230

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION       24,521       30,465

OTHER ASSETS
Investments in Affiliates                                     133,956      133,524
Notes Receivable - Related Party                              428,530      405,910
Intangible Assets - Net of Accumulated Amortization         2,921,454    3,011,597
-----------------------------------------------------------------------------------

TOTAL ASSETS                                               $3,853,776   $3,727,726
===================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                           $   90,820   $  112,613
Accrued Expenses and Accrued Taxes                            196,829      105,298
Notes Payable - Due Within One Year                            60,000       60,000
-----------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                     347,649      277,911

OTHER LIABILITIES
Notes Payable - Due After One Year                          2,285,261    2,371,900
-----------------------------------------------------------------------------------

TOTAL LIABILITIES                                           2,632,910    2,649,811
-----------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock:  $.001 Par; 100,000,000 Shares Authorized,
               23,720,861 Shares Issued and Outstanding        23,721       23,721
Additional Paid-In Capital                                  1,052,099    1,052,099
Retained Earnings                                             161,979       15,682
-----------------------------------------------------------------------------------
                                                            1,237,799    1,091,502
Less:  Stock Held in Trust                                      1,500        1,500
           Treasury Stock - 107,500 and 57,500 Shares,
           Respectively, at Cost                               15,433       12,087
-----------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                  1,220,866    1,077,915
-----------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $3,853,776   $3,727,726
===================================================================================

      The accompanying notes are an integral part of this financial statement.

                           See Accountants' Review Report

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
====================================================================================================================================

                                                                       Additional        Retained
                                        Number            Common        Paid-In          Earnings      Stockholders'     Minority
                                       of Shares          Stock         Capital          (Deficit)        Equity         Interest
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2000                16,777,938     $    16,778     $   465,630     $  (401,880)     $    80,528      $        --

Common Stock Issued                     3,113,062           3,113         437,784              --          440,897            3,400

Net Loss for the Period                        --              --              --        (125,096)        (125,096)          (3,400)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2000            19,891,000          19,891         903,414        (526,976)         396,329               --

Common Stock Issued                     3,829,861           3,830         148,685              --          152,515           65,207

Net Income for the Period                      --              --              --           8,613            8,613          (65,207)

BALANCE MARCH 31, 2001                 23,720,861     $    23,721     $ 1,052,099     $  (518,363)     $   557,457      $        --
====================================================================================================================================

BALANCE - JUNE 30, 2001                23,720,861     $    23,721     $ 1,052,099     $    15,682      $ 1,091,502      $        --

Net Income for the Period                      --              --              --          69,920           69,920               --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001            23,720,861          23,721       1,052,099          85,602        1,161,422               --

Net Income for the Period                      --              --              --          76,377           76,377               --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - MARCH 31, 2002               23,720,861     $    23,721     $ 1,052,099     $   161,979      $ 1,237,799      $        --
====================================================================================================================================

                              The accompanying notes are an integral part of this financial statement.

                                                   See Accountants' Review Report

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================================================

                                                    Three Months Ended                  Nine Months Ended
                                                         March 31,                          March 31,
                                             -------------------------------     -------------------------------

                                                  2002              2001              2002              2001
----------------------------------------------------------------------------------------------------------------
REVENUES, NET OF RETURNS                     $  1,154,521      $    478,852      $  2,793,402      $  1,262,557

Cost of Goods Sold                                708,902           254,696         1,668,935           597,513
----------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                      445,619           224,156         1,124,467           665,044
----------------------------------------------------------------------------------------------------------------

EXPENSES
Amortization                                       54,506             5,272           130,510            15,923
Depreciation                                        1,769             2,254             5,463             5,624
Shipping Supplies                                  16,730            34,801            40,005            72,343
Interest                                                8            13,325               339            38,694
Legal and Accounting                               37,755             5,520            66,562            47,499
Payroll and Payroll Taxes                         104,283           110,682           250,245           376,911
Other Expenses                                    173,434            97,760           481,320           277,724
----------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                    388,485           269,614           974,444           834,718
----------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE OTHER INCOME
  AND (EXPENSES) AND PROVISION FOR TAXES           57,134           (45,458)          150,023          (169,674)

OTHER INCOME AND (EXPENSES)
Other Income                                       27,543            23,697            27,543            23,697
Equity in Income (Loss) of
  Unconsolidated Investments                           --                --               432            (3,671)
----------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION FOR TAXES           84,677           (21,761)          177,998          (149,648)

Provision for Taxes                                (8,300)           (3,216)          (31,700)           (3,703)
----------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                            $     76,377      $    (24,977)     $    146,298      $   (153,351)
================================================================================================================

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                 23,685,861        21,221,555        23,705,861        19,227,864

NET INCOME (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED                          $       0.00      $      (0.00)     $       0.00      $      (0.01)
================================================================================================================

                    The accompanying notes are an integral part of this financial statement.

                                         See Accountants' Review Report

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
===================================================================================

Nine Months Ended March 31,                                 2002            2001
-----------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                                         $ 146,298      $ (84,777)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Amortization                                                130,510         15,923
Depreciation                                                  5,463          5,624
Equity in (Income) Loss of Unconsolidated Investments          (432)         3,671

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                              --        (25,749)

Inventory                                                   (85,999)       (34,546)
Prepaid Expenses and Security Deposits                       (1,994)         4,465
Accounts Payable                                            (21,793)       (13,269)
Accrued Expenses and Accrued Taxes                           91,531        (26,436)
-----------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                    263,584       (155,094)
-----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Marketable Securities                             --         (2,500)
Acquisition of Affiliate                                         --        (66,077)
Acquisition of Property and Equipment                           481        (11,765)
Acquisition of Intangible Assets                            (40,367)       (36,222)
-----------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                    (39,886)      (116,564)
-----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Notes Receivable - Related Party                (22,620)            --
Repayment of Debt                                           (86,639)       (82,950)
Advances to Officer                                         (22,514)       (27,628)
Proceeds from Issuance of Common Stock                           --        152,517
Purchase of Treasury Stock                                   (3,346)       (12,087)
-----------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                   (135,119)        29,852
-----------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents         88,579       (241,806)

Cash and Cash Equivalents - Beginning of Period               1,253        243,897
-----------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $  89,832      $   2,091
===================================================================================

                                                                      - continued -

      The accompanying notes are an integral part of this financial statement.

                           See Accountants' Review Report

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
===============================================================================================

Nine Months Ended March 31,                                              2002          2001
-----------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
-----------------------------------------------------------------------------------------------

Interest Paid                                                        $   13,325     $   38,694
Income Taxes Paid                                                    $       --     $       --
===============================================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
-----------------------------------------------------------------------------------------------

Reduction of Domain Name and Note Payable                            $       --     $2,500,000
Issuance of Common Stock to Adjust Purchase Price of Domain Name     $       --     $  300,000
Issuance of Common Stock in Settlement of Lawsuit                    $       --     $   24,375
Issuance of Common Stock in Exchange for Marketing Rights            $       --     $   96,500
Issuance of Common Stock in Exchange for Investment in Affiliate     $       --     $   20,021
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

NOTE B -   TREASURY STOCK PURCHASE
           During the nine months ended March 31, 2002, the Company purchased 50,000 shares of ONTV Inc. stock at an aggregate sum of $3,346.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE C -   RECENTLY ISSUED ACCOUNTING STANDARD
           In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

Consumer products, which the Company markets through Seen On TV, Inc., include a wide variety of categories, i.e.: health, beauty, weight loss, kitchen, sporting goods, and household appliances, etc. Products sold by Seen On TV, Inc. include, but are not limited to: Perfect Pancake, Flat Hose, Phase 4, E-Pen, Mosquito Trap, SlimDown, FlavorWave, Oven, Grip Wrench, Ab-Energizer, Ab-Tronics, IGIA Electro-Sage 8, Pest Offense, Twist A Braid, Wrap & Snap Curling Systems, AirCore, Cell Phone Internal Antenna, Rainbow Art, Gator Grip, Space Bag, Versa Wrench, IGIA Wonder Forms, IGIA Therma-Spa, Marvins Magic, Nads, Tap Light, IGIA Platinum Nail, Epil Stop & Spray, Steam Buggy, Steam Bullet, Oxiclean,

Orangeglow, Shelf Master, True Motion Lures, Vibratouch Fingertip Massager, QRB, Ginsu Knives, Hygionic Tooth Brushes, Steamin Iron, IGIA CelluLift, George Foreman Grilling Machine, Instagone, Iron Wonder, IGIA Epielle, Pro Trim Paint Roller, PVA Mop, Quick-n-Brite, Safety Can, Silver Lighting, Sweet Simplicity, Orbitrek, Ab Slide, Simoniz Car Wash, Flowbee, Thundersticks, Ab Rocker.

The Company purchases products from a multitude of vendors. The Company carries inventory and relies, to a large extent, on rapid fulfillment from these and other vendors. These vendors include, but are not limited to: Media Group, Reliant Interactive Media, On-Tel Products Corp., Orange Glo International, Inc., Cava, Homedics, Thane, Ronco Inventions, Salco International, Salton, and Tactica International. The Company has no long-term contracts or arrangements with any of its vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new, or extend current, vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, its business, prospects, financial condition and results of operations would be materially affected in an adverse manner.

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

On December 31, 2001, the employment contract for Curt B. Westrom expired. Mr. Westrom was retained to consult with ONTV through the month of January 2002, and he remains a director and shareholder. The position of Treasurer, previously held by Mr. Westrom, is now open. However, Ronald J. Axelrod, the Company's general counsel and corporate Secretary, is now acting as Treasurer until a new Treasurer is elected by the Board of Directors.


                              RESULTS OF OPERATIONS

         THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001

Revenue for the fiscal quarter ended March 31, 2002 was $1,154,521, an increase of 141% over revenue of $478,852 for the quarter ending March 31, 2001. The nine months period ended March 31, 2002 reflected revenue of $2,793,402, a 121% increase over revenue of $1,262,557 for the comparable period ending March 31, 2001. The improvements are primarily the result of increases realized in the Seen On TV, Inc. subsidiary. The sales of the "as seen on tv" products over the Internet has increased substantially in the last year due to the increased presence of the Company's domestic website, WWW.ASSEENONTV.COM, the exposure of the domain name AsSeenOnTV.com., and the resultant increase in sales due to the holiday season.

Cost of goods sold, as a percentage of revenue, was 61.4% and 60.0% for the three and nine month periods ending March 31, 2002, as compared with 53.2% and 47.3% for the comparable periods in the prior fiscal year. Currently, the sole active business segment is electronic retailing, which contains the cost of purchasing products for resale. The low cost percentages in the prior periods, in each case, were the result of revenue derived from revenue sharing agreements with little direct cost associated with that revenue. Management believes that the current percentages are in line with expectations in the future.

Gross profit, as percentages of revenue, were 38.6% and 40.3% for the quarter and nine month periods ending March 31, 2002, as compared with 46.8% and 52.7% for the comparable periods in the prior year ending March 31, 2001. The higher gross profit percentages reported during prior reporting periods were inclusive of a higher percentage of profits resulting from revenue derived from revenue sharing agreements, contained in a now inactive business segment of the Company. These revenues had limited direct costs applied to them, thus resulted in higher gross profits than the sales segment. It is the belief of management that the lower margins realized in the current operating periods are reflective of gross profit expectations in subsequent reporting periods.

Operating expenses, as a percentage of revenue, were 33.7% for the current quarter and 34.9% for the nine months ending March 31, 2002, as compared with 56.3% and 66.1% for the comparable periods ending March 31, 2001. The improvements of these percentages during the current operating periods result are primarily the result of realized economies of scale generated from the absorption of expenses against increased revenues. Management believes that although additional staff and operating expenses may be necessary to support growth, the operating expense ratios should remain fairly constant in future reporting periods as the Company continues to experience anticipated increased revenues

Amortization expenses increased to $54,506 and $130,510, respectively, for the quarter and nine months ending March 31, 2002, compared to $5,272 and $15,923 for the similar periods in the prior fiscal year. This increase is due to the amortization of the acquisition and associated development costs related to the domain name AsSeenOnTV.com. As the Company deemed the domain fully developed during the first operating quarter of this year, amortization of the asset commenced. The quarter ended March 31, 2002 reflected the amortization that shall continue to succeeding operating periods.

The sales segment of the Company continues to show strong growth. Customer orders for the three and nine month periods of the current year reflect a 1590% and 246% increase over the comparable periods of the prior year. As previously indicated, management believes that this success is due to the expanded exposure that the domain name, AsSeenOnTV.com, receives. This is primarily due to the increase in the Company's advertising budget for registration with search engines.

The net income for the three-month period ending March 31, 2002 was $76,377, or $0.003 per share, while the nine-month period ending March 31, 2002 reflected income of $146,298 or $0.006 per share. This compared to a net loss of $24,977, or $(0.001) per share, and a net loss of $153,351, or $(0.008) per share, respectively, for the comparable periods ending March 31, 2001.

Using income as a function of EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization), the Company realized earnings of $140,960 ($0.006 per share) and $314,310 ($0.013 per share) for the respective quarter and nine months periods ending March 31, 2002, and $(910) ($0.000 per share) and $(89,407) ($(0.004) per share) for the comparable periods in the previous fiscal year.

During the current fiscal quarter, the Company purchased 30,000 shares of Company stock on the open market, for a cost of $ 2,102. This brings the total number of shares of ONTV stock owned by the Company as of March 31, 2002, and placed in the treasury, to 107,500.

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

                               FINANCIAL CONDITION

Working capital at March 31, 2002 was $(2,334), an increase of $129,347 since the beginning of the current fiscal year. Net cash provided from operating activities of the Company increased to $263,584 for the current nine month period compared to net cash used of $155,094 for the nine month period ended March 31, 2001. The increase in working capital is primarily the result of both the net profit reflected for the current reporting period and the non-cash expense of amortization that was recognized.

Except as activity provided by operations, there has been no material change in the balance sheet.


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


May 14, 2002                  ONTV, Inc.



                              By:   /s/  Daniel M.Fasano
                                    -------------------------------------------
                                    Daniel M. Fasano
                                    Chairman of the Board of Directors
                                    President and Principal Accounting Officer


                                    /s/  Ronald J. Axelrod
                                    -------------------------------------------
                                    Ronald J. Axelrod, Esq.
                                    Secretary and Assistant Treasurer