Form 10KSB
period 2002-06-30
ONTV INC
filed 2002-09-30
CIK 1011550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Fiscal Year June 30, 2002

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

                2444 Innovation Way, Bldg 10, Rochester, NY 14624
            ---------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (585) 295-8601
                       -----------------------------------
                           (Issuer's Telephone Number)

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

State issuer's revenues for its most recent fiscal year:  $3,538,297

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 25, 2002 is $1,423,252

The number of shares outstanding of each of the issuer's classes of common equity, as of September 25, 2002 is 23,720,861 shares of Class A and 0 shares of Class B.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                TABLE OF CONTENTS


ITEM                             PART I

1.   Description of Business
2.   Business Properties
3.   Legal Proceedings
4.   Submission of Matters to a Vote of Security Holders


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

Consumer products, which the Company markets through Seen On TV, Inc., include a wide variety of categories, i.e.: health, beauty, weight loss, kitchen, sporting goods, and household appliances, etc. Products sold by Seen On TV, Inc. include, but are not limited to: Flathose, Perfect pancake, Emerson Switchboard, Sweing Genie, Vinyl Leather Repair, IGIA Pore Cleanser, IGIA Electro-Sage 8, Pest Offense, Twist A Braid, Wrap & Snap Curling Systems, AirCore, Cell Phone Internal Antenna, Rainbow Art, Gator Grip, Space Bag, Versa Wrench, IGIA Wonder Forms, IGIA Therma-Spa, Marvins Magic, Nads, Tap Light, IGIA Platinum Nail, Epil Stop & Spray, Steam Buggy, Steam Bullet, Oxiclean, Orangeglow, Shelf Master, True Motion Lures, Vibratouch Fingertip Massager, ORB, Ginsu Knives, Hygionic Tooth Brushes, Steamin Iron, IGIA CelluLift, George Foreman Grilling Machine, FlavorWave Oven, Instagone, Iron Wonder, IGIA Epielle, Pro Trim Paint Roller, PVA Mop, Quick-n-Brite, Safety Can, Silver Lighting, Sweet Simplicity, Orbitrek, Ab Slide, Simoniz Car Wash, Flowbee, Thundersticks, and Ab Rocker,

The Company purchases products from a multitude of vendors. The Company carries inventory and relies, to a large extent, on rapid fulfillment from these and other vendors. These venders include, but are not limited to: Media Group, Reliant Interactive Media, On-Tel Products Corp., Orange Glo International, Inc., Cava, Homedics, Thane, Ronco Inventions, Salco International, Salton, and Tactica International. The Company has no long-term contracts or arrangements with any of its vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new, or extend current, vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, its business, prospects, financial condition and results of operations would be materially affected in an adverse manner.

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

As of September 2002, the Company employed ten full-time and four part-time persons in the Rochester, New York office. The Company's employees are not represented by labor unions. The Company believes relations with its employees are good.

On December 31, 2001, the employment contract for Curt B. Westrom expired. Mr. Westrom was retained to consult with ONTV through the month of January 2002, and he remains a director and shareholder. The position of Treasurer, previously held by Mr. Westrom is now open. However, Ronald J. Axelrod, the Company's general counsel and corporate Secretary, is now acting as Treasurer until a new Treasurer is elected by the Board of Directors.


ITEM 2. BUSINESS PROPERTIES

In May 2002, the Company entered into a five-year lease agreement for office and warehouse space located at 2444 Innovation Way, Bldg 10, Rochester, New York 14624. During June 2002, the Company relocated its corporate headquarters, along with its fulfillment and warehouse operations into this facility. Under terms of the lease, the Company is obligated by a five-year lease with an unrelated entity, commencing June 1, 2002 with a monthly rent of $6,667 and ending September 30, 2007. This newly constructed facility is anticipated to provide ample space for operations and growth during the term of the lease.


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


 Period       Low Bid       High Bid         Period       Low Bid       High Bid
 ------       -------       --------         ------       -------       --------

1st 2001       .179          .375          1st 2002         .04           .08

2nd 2001       .094          .469          2nd 2002         .05           .09

3rd 2001       .047          .156          3rd 2002         .05           .07

4th 2001        .06           .33          4th 2002         .05           .12


The foregoing price information is based upon inter-dealer prices, without retail mark-up, mark down or commission, and may not represent actual transactions.

HOLDERS OF RECORD.

As of September 2002, there were 23,720,861 shares of Common Stock outstanding, held by 1024 shareholders of record.

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


                              RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2002 VS. FISCAL YEAR ENDED JUNE 30, 2001

Revenue for the fiscal year ended June 30, 2002 was $3,538,297, an increase of approximately 102% over fiscal year 2001 revenue of $1,754,385. This improvement is primarily the result of increases realized in the Seen On TV, Inc. subsidiary. The sales of the "as seen on tv" products over the Internet has increased substantially in the past year due to the increased presence of the Company's domestic website, www.seenontv.com, and the exposure of the domain name AsSeenOnTV.com, and the resultant increase in sales due to the expanded product line available from As Seen On TV, Inc.

The cost of goods sold, as a percentage of revenue, was 60% for the current fiscal year ending June 30, 2002, as compared with 57% for the fiscal year ended June 30, 2001. The lower cost percentage in the prior period, was the result of revenue derived from revenue sharing agreements with little direct cost associated with that revenue. Management believes that the current percentages are in line with expectations in the future.

Gross profit, as a percentage of revenue, was 40% for the fiscal year ended June 30, 2002, as compared with 43% for the prior fiscal year. The decrease of this percentage during the current fiscal year operating period is a result of a change in product mix from the previous fiscal year and is not a result of any deficiency in operations. Product mix is driven by popularity product promotions during any operating period.

Operating expenses, as a percentage of revenue, approximated 35% for the fiscal year ended June 30, 2002, as compared with 43% for the prior year. The improvement of this percentage during the current operating period results is primarily the result of realized economies of scale generated from the absorption of expenses against increased revenues. Management believes that although additional staff and operating expenses may be necessary to support growth, the operating expense ratio should remain fairly constant in future reporting periods as the Company continues to experience anticipated increased revenues.

Net income(loss) for the fiscal year ended June 30, 2002 was $(212,592), or $(.01) per share, as compared to $417,562 or $.02 per share for the fiscal year ended June 30, 2001. The current fiscal year had a loss resulting from the decision to take a one-time write off of the Net e-Vantage, Inc. indebtedness owed to the Company. Net e-Vantage, Inc. was previously a majority owned subsidiary of the Company. Without respect to this one time write off of $(313,500) after tax income from operations would have been $100,908.

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


                         LIQUIDITY AND CAPITAL RESOURCES

At the end of fiscal year 2002, working capital was $(27,428), a decrease of $(194,680) over the prior fiscal year. The decrease in working capital was primarily due to a decrease in the note receivable from Net e-Vantage as more fully described in the preceding paragraphs. Cash flow from operating activities increased to $311,281 for the current fiscal year, from $266,741 in the year ending June 30, 2001. This increase resulted from the previously described increase in revenues and an increase in non cash expenses primarily amortization.

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

On May 16, 2001, Net e-Vantage, Inc.(Net e) offered to redeem 3,650,000 of the 4,500,000 shares of Net e stock which was owned by the Company, for total purchase price of $365,000. Upon acceptance of the offer, the Company was issued a promissory note for the full purchase price, with the entire principle balance, plus interest at the rate of 8%, due on May 16, 2002. The Company retains an equity position of approximately 19% of the Net e outstanding stock. During fiscal year-end 2002, the Company has written off the balance of this note. This decision is a reflection of the likelihood of non-payment by Net e-Vantage, Inc.

Traditionally, in the electronic retailing business, retailers may expect to see an significant increase in sales during the last several weeks of a calendar year, caused by holiday shopping. The Company notes that in the fiscal year ended June 30, 2002, sales orders received during the holiday period comprised 20% of the orders received over the entire fiscal year.

Management believes that income generated from operations may be sufficient to finance the potential growth of the sales of the business. Working capital requirements, primarily related to increased inventory needs, may increase as a result of the alliances entered into by the Company. The Company may seek financing with a traditional lender in order to fund this growth. Such financing may include secured lines of credit, or debenture bonds. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are set forth on page F-1 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's accountants on any accounting or financial disclosure matters during fiscal years 2002, 2001, or 2000.

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



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, age at September 2002, and position of each executive officer.


NAME                      AGE           POSITION WITH THE COMPANY
----                      ---           -------------------------

Daniel M. Fasano          40             Chairman, Chief Executive Officer, and
                                         President

Ronald J. Axelrod         56             Treasurer

Ronald J. Axelrod         56             Secretary

Frank T. Costanzo         54             Director

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

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information for fiscal 2002 concerning compensation paid or accrued by us to Mr. Fasano for services rendered in all capacities to the Company. No other executive officer of the Company was paid an annual salary and bonus in excess of $100,000 during such period.

                           SUMMARY COMPENSATION TABLE

                                                                            Other Annual
                                  Year         Salary ($)                  Compensation ($)
Name and Principal Position      Ending          (1)           Bonus            (2)
---------------------------      ------                        -----
Daniel M. Fasano                 6/30/02       137,500           -0-            12,000
CEO                              6/30/01       125,000           -0-            12,000
                                 6/30/00        41,677           -0-             6,000

(1) In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table does not include benefits, securities or property that do not exceed the lesser of $50,000 or 10% of the person's salary and bonus shown in the table.

(2) These amounts are payments for business use of Mr. Fasano's personal vehicle.

                              Employment Agreement

On January 1, 2000, Daniel M. Fasano entered into a new five-year employment agreement with the Company, expiring December 31, 2005. This agreement carried an annual base salary of $125,000 for the first year, to be increased by $12,500 per year for each of the remaining four years of the agreement. Mr. Fasano agreed to defer the first annual increase due January 1, 2001 to January 1, 2002. The agreement also provides for incentive compensation based upon certain increases to the Company's revenues, a Stock Option Plan which will allow Mr. Fasano to purchase stock based on the trading price of the stock reaching specific targets, and a provision for the payment of termination benefits should the Company undergo a sale or transfer of ownership. Under this agreement, Mr. Fasano is subject to a non-compete, nondisclosure, and assignment of invention provisions.

STOCK OPTIONS GRANTED IN FISCAL 2001

None


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 25, 2002 by (i) each person who is known by the Company based on the records of the Company's transfer agent and relevant documents filed with the SEC to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each member of the Board, (iii) the executive officers of the Company, and (iv) all members of the Board and executive officers of the Company as a group. Unless otherwise specified, the address of each named individual is the address of the Company.


NAME OF BENEFICIAL OWNER AND TITLE OF BENEFICIAL       AMOUNT AND NATURE OF         PERCENT OF COMMON
OWNERSHIP                                             BENEFICIAL OWNERSHIP (1)      STOCK OUTSTANDING
------------------------------------------------      ------------------------      -----------------
Daniel M. Fasano - Chairman, CEO                                   3,879,166                   16.4%

Daniel J. Fasano - None                                            3,000,000                   12.6%
  13 Fox Tail Lane
  Rochester, NY 14624

Conrad Promotions, LLC                                             2,500,000                   10.6%
  15034 North 40th Place
  Phoenix, AZ 85032

Emanuel Tarboti - None                                             1,500,000 (3)                6.3%
  P.O. Box 1767
  Rancho Santa Fe, CA 92067

Frank T. Costanzo - Director                                       2,703,834                   11.4%

Curt B. Westrom - Director                                         1,000,000 (2)                4.2%

Ronald J. Axelrod - Secretary, Treasurer                             360,000                    1.5%

All Directors and Executive Officers
  as a group (4 Individuals)                                       7,943,000                   33.5%


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



September 27, 2002                            ONTV, Inc.




                                              By:  /s/ Daniel M. Fasano
                                                   --------------------
                                              Daniel M. Fasano
                                              Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Daniel M. Fasano           Chief Executive Officer        September 27, 2002
--------------------           And Chairman of the
Daniel M. Fasano               Board of Directors

                            ONTV, INC. & SUBSIDIARIES
                            (A DELAWARE CORPORATION)
                               ROCHESTER, NEW YORK

                     --------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                  JUNE 30, 2002
                     --------------------------------------

ONTV, INC. & SUBSIDIARIES


(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


TABLE OF CONTENTS
--------------------------------------------------------------------------------


Independent Auditors' Report                                                  1

Consolidated Balance Sheets at June 30, 2002 and 2001                         2

Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended June 30, 2002, 2001 and 2000                                          3

Consolidated Statements of Operations for the Years Ended June 30, 2002,
  2001 and 2000                                                               4

Consolidated Statements of Cash Flows for the Years Ended June 30, 2002,
  2001 and 2000                                                              5-6

Notes to Consolidated Financial Statements                                  7-18

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Stockholders
ONTV, Inc. & Subsidiaries
(A Delaware Corporation)
Rochester, New York


         We have audited the accompanying consolidated balance sheets of ONTV, Inc. & Subsidiaries (A Delaware Corporation) as of June 30, 2002 and 2001, and the related consolidated statements of changes in stockholders' equity, operations, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ONTV, Inc. & Subsidiaries as of June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.




/s/ Rotenberg & Co., LLP


Rotenberg & Co., LLP
Rochester, New York
  July 31, 2002


ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------

June 30,                                                                            2002              2001
---------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                                        $    96,914       $     1,253
Note Receivable - Related Party                                                           --           368,600
Inventory                                                                            177,414            81,946

Prepaid Expenses and Security Deposits                                                 6,667             2,500
---------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                 280,995           454,299

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION                              65,182            30,465

OTHER ASSETS
Accounts Receivable - Related Party                                                   37,850            37,310
Due from Officer                                                                      79,101            60,531
Intangible Assets - Net of Accumulated Amortization                                2,877,085         3,011,597
Investments in Affiliates                                                            105,308           133,524
---------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                     $ 3,445,521       $ 3,727,726
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                                                 $    96,650       $   112,613
Accrued Expenses and Accrued Taxes                                                   151,773           105,298
Notes Payable - Due Within One Year                                                   60,000            69,136
---------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                            308,423           287,047

OTHER LIABLITIES
Notes Payable - Due After One Year                                                 2,277,397         2,362,764
---------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                  2,585,820         2,649,811
---------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock:  $.001 Par; 100,000,000 Shares Authorized,
                            23,720,861 Shares Issued and Outstanding                  23,721            23,721
Additional Paid-In Capital                                                         1,052,099         1,052,099
Retained Earnings (Deficit)                                                         (196,910)           15,682
---------------------------------------------------------------------------------------------------------------
                                                                                     878,910         1,091,502

Less: Stock Held in Trust                                                              1,500             1,500
          Treasury Stock - 127,500 and 57,500 Shares, Respectively, at Cost           17,709            12,087
---------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                           859,701         1,077,915
---------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 3,445,521       $ 3,727,726
===============================================================================================================

                   The accompanying notes are an integral part of this financial statement.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------

                                                                 Additional        Retained
                                 Number           Common          Paid-In          Earnings        Stockholders'
                               of Shares           Stock          Capital          (Deficit)          Equity
----------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 1999       15,277,938      $    15,278      $   465,630      $  (440,531)      $    40,377


Common Stock Issued            1,500,000            1,500               --               --             1,500


Net Income                            --               --               --           38,651            38,651
----------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2000       16,777,938           16,778          465,630         (401,880)           80,528


Common Stock Issued            6,942,923            6,943          586,469               --           593,412


Net Income                            --               --               --          417,562           417,562
----------------------------------------------------------------------------------------------------------------


BALANCE - JUNE 30, 2001       23,720,861           23,721        1,052,099           15,682         1,091,502


Net Loss                              --               --               --         (212,592)         (212,592)
----------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2002       23,720,861      $    23,721      $ 1,052,099      $  (196,910)      $   878,910
================================================================================================================

                   The accompanying notes are an integral part of this financial statement.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------

Years Ended June 30,                                                    2002                2001               2000
----------------------------------------------------------------------------------------------------------------------
REVENUES, NET OF RETURNS                                           $  3,538,297       $  1,754,385       $    541,955

Cost of Goods Sold                                                    2,138,267          1,003,332            145,249
----------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                          1,400,030            751,053            396,706
----------------------------------------------------------------------------------------------------------------------

EXPENSES
Advertising                                                             237,564             45,581                890
Amortization                                                            182,794             27,130             21,282
Depreciation                                                              8,386              9,303              1,000
Interest                                                                    343                200              1,292
Legal and Accounting                                                     50,206             39,234             71,334
Payroll and Payroll Taxes                                               304,992            363,918            133,523

Shipping Supplies                                                        49,845             23,641              5,266
Other Expenses                                                          414,382            252,324            113,998
----------------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                        1,248,512            761,331            348,585
----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS) BEFORE OTHER INCOME
  AND (EXPENSES) AND PROVISION FOR TAXES                                151,518            (10,278)            48,121

OTHER INCOME AND (EXPENSES)
Other Income                                                             37,706             67,023                 --

Equity in Income (Loss) of Unconsolidated Investments                    (1,387)            (5,545)             5,030
Loss from Impairment of Investment in Affiliate (Note F)                (31,829)                --                 --
----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                156,008             51,200             53,151

Provision for Income Taxes                                               55,100              8,189                325
----------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                       100,908             43,011             52,826
----------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS (NOTE K)
Income (Loss) from Operations of
  Significant Disposition of Subsidiary                                      --              9,551            (14,175)
Gain from Significant Disposition of Subsidiary, Net of Taxes                --            365,000                 --
Loss from Impairment of Note Receivable from Significant
  Disposition of Subsidiary, Net of Tax Benefit of $55,100             (313,500)                --                 --
----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                             (313,500)           374,551            (14,175)
----------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                  $   (212,592)      $    417,562       $     38,651
======================================================================================================================
EARNINGS PER SHARE
======================================================================================================================

Weighted Average Number of Common Shares Outstanding                 23,720,861         19,372,416         15,339,413

Income from Continuing Operations
     per Common Share - Basic and Diluted                          $       0.00       $       0.00       $       0.00

Net Income (Loss) Per Common Share - Basic and Diluted             $      (0.01)      $       0.02       $       0.00
======================================================================================================================

                   The accompanying notes are an integral part of this financial statement.


ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------

Years Ended June 30,                                            2002            2001           2000
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                                            $(212,592)      $ 417,562       $  38,651

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Bad Debts                                                        3,373          17,234              --
Amortization                                                   182,794          27,130          21,282
Depreciation                                                     8,386           9,303           1,000
Payment of Officers' Salaries via Common Stock                      --         152,499              --
Loss from Impairment of Note Receivable - Related Party        368,600              --              --
Gain from Significant Disposition of Subsidiary                     --        (365,000)             --
Income from Operations of Disposed Subsidiary                       --          (9,551)             --
Accounts Payable Paid via Issuance of Common Stock                  --          24,375              --
Equity in (Income) Loss of Unconsolidated Investments            1,387           5,545          (5,030)
Loss from Impairment of Unconsolidated Investment               31,829              --              --
Increase (Decrease) in Value of Minority Interest                   --            (700)            700

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                             (3,373)         10,695          (3,727)
Inventory                                                      (95,468)        (43,399)        (34,546)
Prepaid Expenses and Security Deposits                          (4,167)         12,511         (14,411)
Accounts Payable                                               (15,963)         12,001          34,195
Accrued Expenses and Accrued Taxes                              46,475          (3,464)         70,138
-------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                       311,281         266,741         108,252
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Affiliates                                       (5,000)        (69,752)        (15,060)
Acquisition of Property and Equipment                          (43,103)        (10,304)        (24,470)
Acquisition of Intangible Assets                               (48,282)        (69,188)        (27,571)
-------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                       (96,385)       (149,244)        (67,101)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                            --              --         250,000
Cash Repayment to Former Subsidiary                                 --        (200,000)             --
Repayment of Debt                                              (94,503)        (93,100)        (25,000)
Accounts Receivable - Related Party                               (540)        (31,000)         (2,960)
Accrued Interest on Note Receivable - Related Party                 --          (3,600)             --
Advances to Officer                                            (18,570)        (20,354)        (35,843)
Purchase of Treasury Stock                                      (5,622)        (12,087)             --
-------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                      (119,235)       (360,141)        186,197
-------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents            95,661        (242,644)        227,348

Cash and Cash Equivalents - Beginning of Year                    1,253         243,897          16,549
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                      $  96,914       $   1,253       $ 243,897
=======================================================================================================

              The accompanying notes are an integral part of this financial statement.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
------------------------------------------------------------------------------------------------------------------

Years Ended June 30,                                                      2002           2001           2000
------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
==================================================================================================================
Interest Paid                                                         $      343      $    1,292      $    1,292
Income Taxes Paid                                                     $    9,155      $    9,077      $       --
==================================================================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
==================================================================================================================

Loss from Impairment of Note Receivable from
  Significant Disposition of Subsidiary                               $  368,600      $       --      $       --
Loss from Impairment of Investment of Affiliate                       $   31,829      $       --      $       --
Reduction of Domain Name and Note Payable                             $       --      $2,500,000      $       --
Note Receivable from Significant Disposition of Subsidiary            $       --      $  365,000      $       --
Issuance of Common Stock to
  Adjust Purchase Price of Domain Name                                $       --      $  300,000      $       --
Issuance of Common Stock in Settlement of Lawsuit                     $       --      $   24,375      $       --
Issuance of Common Stock in Exchange for Marketing Rights             $       --      $   96,500      $       --
Issuance of Common Stock in Exchange for Investment in Affiliate      $       --      $   20,021      $       --
Issuance of Common Stock in Exchange for Officers' Salaries           $       --      $  152,499      $       --
Issuance of Common Stock in Exchange for Services                     $       --      $       17      $       --
==================================================================================================================

                   The accompanying notes are an integral part of this financial statement.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A -   NATURE OF OPERATIONS
           ONTV, Inc. (the "Company") was formed on February 29, 1996 under the laws of the State of Delaware. The Company has since merged with other companies as well as acquired the stock of other companies. The Company is authorized to issue 20,000,000 shares of common stock $.001 par value. The Company is also authorized to issue 5,000,000 shares of preferred stock. There were no preferred shares issued or outstanding at June 30, 2002. On March 13, 2000, the shareholders voted to increase the authorized number of common shares from 20,000,000 to 100,000,000. The new structure of common stock consists of 80,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. The Company is primarily engaged in retail sales of general merchandise and consumer goods.

           PRINCIPLES OF CONSOLIDATION
           The consolidated financial statements include the accounts of ONTV, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

           SEGMENT DATA, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS
           The corporation operated in two industry segments and generates revenue from customers throughout the United States. During the year ended June 30, 2002, the Company ceased the activities of its website hosting and development segment.

NOTE B -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           METHOD OF ACCOUNTING
           The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

           REVENUE RECOGNITION
           Revenue from product sales are recognized when both the goods are shipped and the customer's right of return has expired.

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

                                                                   - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE B -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

           CONCENTRATIONS OF CREDIT RISK
           Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, which may at times exceed federally insured limits. The Company had no cash balances that exceeded insured limits at June 30, 2002 or 2001. Cash is placed primarily in high quality short term interest bearing financial instruments. There were no significant customers for the fiscal years ending June 30, 2002 and 2001. The company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business. The Company does not foresee a credit risk with these receivables and accordingly no allowance for doubtful accounts has been recorded.

           CASH AND CASH EQUIVALENTS
           Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

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

           The Company had an equity investment of 23% in a non-majority owned affiliate. The investment was accounted for under the equity method. Under the equity method the Company records its prorata share of income or loss of the investee as part of the investors net income with a corresponding adjustment to the carrying value of the investment. Dividends received from the investee are also recorded as an adjustment to the carrying value of the investments. A principal stockholder in ONTV, Inc. also held a material interest in the affiliate. On June 30, 2002, the carrying value of this equity investment was reduced to $-0- by impairment, due to inactivity and no expected future benefit from the affiliate.

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

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE B -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

           PROPERTY, EQUIPMENT AND DEPRECIATION
           Property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over the estimated useful lives as follows:

                           Leasehold Improvements                 5 Years
                           Computer Equipment                     7 Years
                           Office Furniture and Equipment         7 Years
                           Warehouse Equipment                    7 Years

           Maintenance and repairs are charged to expense. The cost of the assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts.

           TRADEMARKS
           Trademarks are carried at cost and are amortized using the straight-line method over the estimated useful lives of 10 years from the date the Company acquired the trademark.

           GOODWILL
           Goodwill results from the excess of the fair market value of assets acquired over the purchase price. Goodwill is carried at cost and is amortized using the straight-line method over 5 years. The Company's policy is to periodically review the value assigned to goodwill to determine if it has been permanently impaired by adverse conditions, which might affect the Company. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flow (earnings before interest, taxes and depreciation and amortization).

           WEBSITE DEVELOPMENT
           The Company has made expenditures in designing and developing a website. The company is amortizing the cost of the website developments as a charge to operations using the straight line method over 5 - 10 years.

           DOMAIN NAME
           The Company acquired the exclusive rights to the domain name "As Seen on TV" during the fiscal year end 2000. The Company continued to develop the domain name during the fiscal year end 2001. The domain name became operational during the first quarter of the fiscal year end 2002, and accordingly, amortization was charged to operations on the straight-line method over 15 years.

           MARKETING RIGHTS
           The Company has entered into an alliance and marketing agreement with Coastal Sales Associates ("CSA") (an unrelated party) which grants the Company exclusive marketing rights via the Internet and digital cable television to products owned by CSA. The Company will amortize the cost of this agreement as a charge to operations when marketing of CSA products commences. The Company will begin to amortize the rights in July 2002, ratably over 5 years.

                                                                   - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE B -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

           ADVERTISING EXPENSES
           Advertising expenses are charged against operations during the period incurred, except for direct-response advertising costs, which are capitalized and amortized over periods not exceeding one year. Advertising expenses charged against operations were $237,564, $45,581 and $890 for the years ended June 30, 2002, 2001, and 2000, respectively. The Company did not incur any direct-response advertising costs during the years ended June 30, 2002, 2001, and 2000.

           RECLASSIFICATIONS
           Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

           NET INCOME (LOSS) PER COMMON SHARE
           Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic Earnings Per Share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since no common stock equivalents were outstanding for the years ended June 30, 2002, 2001, or 2000.

           INCOME TAXES
           The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. There were no deferred tax assets or liabilities at June 30, 2002 and 2001.

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

                                                                   - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE C -   BUSINESS SEGMENTS
           The Company operated in two principal business segments. Through its wholly owned subsidiary Seen on TV, Inc., the Company delivers products directly to the consumer via its Internet website. (Segment
           I) The Company also operated in website hosting and development. (Segment II)

           On July 1, 2001, the Company decided to cease its involvement with the segment devoted to website hosting and development. The Company's exit from that segment resulted in no gain or loss. Assets previously used in the segment have been reallocated to the remaining business or employed for general corporate purposes. The Company had no revenue from the segment and incurred no significant expenses as a result of its decision to cease the segment's activity.

           For year ended June 30, 2002, no segment activity is presented as Seen on TV, Inc. represents the Company's only segment and source of revenue.

           Information on the Company's previous business segments was as follows:

--------------------------------------------------------------------------------
                                                       Years Ended June 30,
                                                      2001            2000
--------------------------------------------------------------------------------

SEGMENT I
Sales                                           $ 1,515,104         $   268,341
Cost of Sales                                      (746,676)           (122,290)
--------------------------------------------------------------------------------
Gross Profit                                        768,428             146,051
Expenses                                           (455,869)            (96,498)
--------------------------------------------------------------------------------

Net Income                                      $   312,559         $    49,553
--------------------------------------------------------------------------------

Total Assets                                    $   466,995         $    93,669
================================================================================

SEGMENT II
Sales                                           $   239,281         $   298,818
Cost of Sales                                            --                  --
--------------------------------------------------------------------------------
Gross Profit                                        239,281             298,818
Interest Revenue                                      3,600                  --
Other Revenue                                       432,974                  --
Expenses                                           (582,368)           (289,130)
--------------------------------------------------------------------------------

Net Income (Loss)                               $    93,487         $     9,688
--------------------------------------------------------------------------------

Total Assets                                    $ 3,555,133         $ 5,485,837
================================================================================

                                                                   - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE C -   BUSINESS SEGMENTS - CONTINUED

           RECONCILIATION OF SEGMENT INFORMATION TO CONSOLIDATED AMOUNTS Information for the company's reportable segments relates to the company's consolidated totals as follows:

--------------------------------------------------------------------------------
                                                      Years Ended June 30,
                                                      2001            2000
--------------------------------------------------------------------------------

REVENUES
Total Revenues for Reportable Segments            $ 2,190,959       $   567,159
Other Revenues                                         20,000             4,796
Elimination of Intercompany Revenues                  (15,000)          (30,000)
--------------------------------------------------------------------------------

Total Consolidated Revenues                       $ 2,195,959       $   541,955
================================================================================
PROFIT OR LOSS
Total Profit or Loss for Reportable Segments      $   406,046       $    59,241
Other Profit or Loss                                   11,516           (20,590)
--------------------------------------------------------------------------------

Total Consolidated Net Income                     $   417,562       $    38,651
================================================================================
ASSETS
Total Assets for Reportable Segments              $ 6,222,128       $ 5,579,506
Reduction of Domain Name Cost
   Due to Renegotiation of Price                   (2,200,000)               --
Elimination of Intersegment Receivables              (368,461)         (144,552)
Assets Not Attributable to Segments                    74,059            79,148
--------------------------------------------------------------------------------
Total Consolidated Assets                         $ 3,727,726       $ 5,514,102
================================================================================

                                                                   - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE D -   PROPERTY AND EQUIPMENT
           Property and equipment are recorded at cost and consisted of the following:

           --------------------------------------------------------------------
           June 30,                                         2002         2001
           --------------------------------------------------------------------

           Warehouse Equipment                          $ 12,446      $ 8,196
           Office Furniture and Equipment                 40,654       15,745
           Computer Equipment                             12,003       11,013
           Leasehold Improvements                         12,955        5,957
           --------------------------------------------------------------------
                                                        $ 78,058     $ 40,911
           Less:  Accumulated Depreciation                12,876       10,446
           --------------------------------------------------------------------

           Net Property and Equipment                   $ 65,182     $ 30,465
           =====================================================================

           Depreciation expense for the years ended June 30, 2002 and 2001 was $8,386 and $9,303, respectively.

NOTE E -   INTANGIBLE ASSETS
           Intangible assets consisted of the following:

           --------------------------------------------------------------------
           June 30,                                        2002          2001
           --------------------------------------------------------------------

           Website Development and Domain Name      $ 2,943,634   $ 2,895,352
           Marketing Rights                              97,906        97,906
           Goodwill                                      95,145        95,145
           Trademarks                                    15,382        15,382
           Other                                          3,575         3,575
           --------------------------------------------------------------------
                                                    $ 3,155,642   $ 3,107,360
           Less:  Accumulated Amortization              278,557        95,763
           --------------------------------------------------------------------

           Net Intangible Assets                    $ 2,877,085   $ 3,011,597
           =====================================================================

           Amortization expense for the years ended June 30, 2002 and 2001 was $182,794 and $27,130, respectively.

                                                                   - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE F -   INVESTMENTS IN AFFILIATES - AT EQUITY
           Investments in affiliates, in which the company owns between 20% and 50% ownership consists of the following at June 30:

           ------------------------------------------------------------------------------------
                                                  Tirk
                                               Enterprises,    Ronco Holding    What-A-Limited,
           2001                                    Inc.         Group, Inc.         Inc.
           ------------------------------------------------------------------------------------

           Balance, Beginning of Year             $53,096          $    --         $    --
           Additional Investments                  15,000           32,825          38,148
           Loss From Investee                      (4,549)            (996)             --
           ------------------------------------------------------------------------------------

           Investment in Affiliates               $63,547          $31,829         $38,148
           ====================================================================================

                                                   TIRK
                                               ENTERPRISES,    RONCO HOLDING    WHAT-A-LIMITED,
           2002                                    INC.         GROUP, INC.         INC.
           ------------------------------------------------------------------------------------

           Balance, Beginning of Year             $63,547          $31,829         $38,148
           Additional Investments                   5,000               --              --
           Loss From Investee                      (1,387)              --              --
           Loss From Impairment                        --          (31,829)             --
           ------------------------------------------------------------------------------------

           Investment in Affiliates               $67,160          $    --         $38,148
           ====================================================================================

           The carrying amount of the investment approximates the ownership percentage in the net assets for the periods presented.

           On June 30, 2002, the equity investment in Ronco Holding Group, Inc. was deemed to be impaired, due to inactivity and no expected future benefit from the affiliate. Accordingly, the Company's carrying value of this equity investment has been reduced to $-0-.

NOTE G -   NOTES PAYABLE
           In January 2000, the Company entered into an agreement with an unrelated entity to acquire the domain name "As Seen on TV.com" for $5,000,000. The consideration included cash of $25,000 and a non-interest bearing promissory note of $4,975,000. The note was collateralized by 2,100,000 shares of ONTV, Inc. common stock, which are held in escrow, and the domain name. The terms of the note required a payment of $150,000 due on July 18, 2000 with the balance of the note due on April 18, 2001. The debt is non-recourse and should the company default on the note terms, the domain name would revert back to the seller, and the company would forfeit the stock given as collateral.

                                                                   - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE G -   NOTES PAYABLE - CONTINUED
           In October 2001, the Company renegotiated the purchase price of the domain name "As Seen on TV.com". The purchase price was adjusted from $5,000,000 down to $2,800,000 in exchange for 2,500,000 shares of
           ONTV, Inc. common stock. The renegotiated note payable requires monthly payments of a minimum of $5,000 or 5% of monthly gross sales until October 2005, at which time, the Company will have 45 days to pay the remaining balance in full. The domain name is the only collateral on the renegotiated note. Should the Company default on the renegotiated note, the domain name would revert back to the seller, and the Company would forfeit all stock and cash paid to date. The balance of the note at June 30, 2002 was $2,337,397.

           In June 2000, ONTV, Inc. entered into a loan agreement with an unrelated entity in the amount of $250,000. This note is for working capital and is secured by a promissory note and 1,500,000 shares of common stock. These shares are issued and are being held in trust by the Company at June 30, 2002 and 2001. All rights associated with these shares remain with ONTV, Inc. The note was due in full on May 16, 2002 together with accrued interest. The note was in default at June 30, 2002. The Company and lender are currently renegotiating new payment terms.

           Concurrent with the sale of the Company's equity interest in its subsidiary Net e-Vantage, Inc. on May 16, 2001, this note became the obligation of Net e-Vantage, Inc. ONTV, Inc. continues to guarantee the note and maintains the 1,500,000 shares of ONTV, Inc. common stock as collateral in trust, approximately worth $105,000 on June 30, 2002.

NOTE H -   LEASES
           During June 2002, the Company relocated its operations. Under the previous lease, the Company was obligated by a two-year lease beginning June 2000 with an unrelated entity. The lease required monthly payments of $2,279 per month for the first year, increasing to $2,347 per month for the second year.

           Under the current lease, the Company is obligated by a five-year lease with an unrelated entity, commencing June 1, 2002 with a monthly rent of $6,667. Future minimum lease payments for the five years succeeding June 30, 2002 are as follows:

                       2003            2004            2005            2006            2007        Thereafter         Total
           -------------------------------------------------------------------------------------------------------------------
                     $80,000         $80,000         $80,000         $80,000         $80,000          $20,000        $420,000
           -------------------------------------------------------------------------------------------------------------------

NOTE I -   LINE OF CREDIT
           The Company has a line of credit with Key Bank, NA for $10,000 with interest at the prime rate plus three percent. The balance was $-0-and $9,136 at June 30, 2002 and 2001, respectively.

NOTE J -   RELATED PARTY TRANSACTIONS
           Related party transactions consisted of transactions with Web Marketing FX and ONTV, Inc. & Subsidiaries. The owner of Web Marketing FX is also a principal shareholder of ONTV, Inc. The net receivable balance was $37,850 and $37,310 at June 30, 2002 and 2001, respectively. Web Marketing FX provided online access services to the Companies in the amount of $82,000 and $27,000 for the years ended June 30, 2002 and 2001, respectively.

                                                                   - continued -

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

           The terms of the note receivable required full payment of the note, plus accrued interest of 8%, on May 16, 2002. The note is collateralized by the 3,650,000 shares sold. In the event of default, the note becomes payable immediately, with the interest rate increasing to 10%, retroactively to May 16, 2001. The balance of the note receivable together with interest at June 30, 2001 was $368,600.

           As of June 30, 2002, no payments had been received, Net e was insolvent, and the note was deemed uncollectible. Accordingly, the note receivable balance was reduced to $-0-, with a corresponding loss, net of a tax benefit of $55,100, recorded under Discontinued Operations on the Statements of Operations.

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

           The Company had been named a defendant in a suit brought by a vendor against the predecessor company for services rendered. The suit requested indemnification for the debt in the amount of $24,375. The loss had been recorded for in the accompanying financial statement, however, pursuant to a consent judgment order, the Company issued 204,862 shares of its stock in Settlement of Judgment, in October 2000.

NOTE M -   RECENTLY ISSUED ACCOUNTING STANDARDS
           In June 2001, the Financial Accounting Standards Board issued FASB Statements No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                                                                   - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE M -   RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED
           SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairment of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangibles with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also requires the Company to complete a transitional goodwill impairment test by six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

           In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 also amends the accounting and reporting provisions for the disposal of a segment of business in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30). SFAS 144 is required to be applied in fiscal years beginning after December 15, 2001.

           In April 2002, the Financial Accounting Standards Board issued FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS
           145). SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and therefore meet the criteria for classification as an extraordinary item. SFAS 145 also requires that modifications to a capital lease that make it an operating lease be accounted for, as applicable, in accordance with FASB Statement No. 98, Accounting for Leases, or FASB Statement No. 28, Accounting for Sales with Leasebacks. SFAS 145 is required to be applied in fiscal years beginning after May 15, 2002 and to provisions relating to modifications of a capital lease that make it an operating lease as of May 15, 2002. Upon adoption of SFAS 145, gains and losses on debt extinguishment that have been shown on the income statement as extraordinary items in prior periods should be reclassified, unless they meet the criteria for extraordinary status per Opinion 30.

           The Company is assessing, but has not yet determined how the adoption of SFAS 141, SFAS 142, and SFAS 144, as of July 1, 2002, will affect its future financial position and results of its operations.

           The Company is assessing, but does not expect the adoption of SFAS 145, as of July 1, 2002, to have a material effect on its future financial position and results of operations.

                                                                   - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE M -   RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED
           In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002.

           The Company is assessing, but does not expect the adoption of SFAS 146, as of January 1, 2003, to have a material effect on its future financial position and results of operations.