Form 10QSB
period 2002-09-30
ONTV INC
filed 2002-11-15
CIK 1011550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended September 30, 2002

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

                          2444 Innovation Way, Bldg 10
                            Rochester, New York 14624
                            -------------------------
                    (Address of principal executive offices)

                                 (585) 295-8601
                                 --------------
                           (Issuer's Telephone Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                             Outstanding at November 13, 2002
              -----                             --------------------------------

    Common Stock, $.001 par value                        23,720,861

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE #
------------------------------                                            ------

Item 1.  FINANCIAL STATEMENTS                                               3

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              4 - 8

PART II - OTHER INFORMATION
---------------------------

Item 1.  LEGAL PROCEEDINGS                                                  9

Item 2.  EXHIBITS AND REPORTS ON FORM 8-K                                   9

SIGNATURES AND CERTIFICATIONS                                            10 - 11

                            ONTV, INC. & SUBSIDIARIES
                            (A DELAWARE CORPORATION)
                               Rochester, New York

                     --------------------------------------
                                FINANCIAL REPORTS
                                       AT
                               SEPTEMBER 30, 2002
                     --------------------------------------

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

TABLE OF CONTENTS
================================================================================

Independent Accountants' Report on Interim Financial Information         F-2

Consolidated Balance Sheets at September 30, 2002 (Unaudited) and
  June 30, 2002                                                          F-3

Consolidated Statements of Changes in Stockholders' Equity for the
  Year Ended June 30, 2002 and for the Three Months Ended
  September 30, 2002 and 2001 (Unaudited)                                F-4

Consolidated Statements of Operations for the Three Months
  Ended September 30, 2002 and 2001 (Unaudited)                          F-5

Consolidated Statements of Cash Flows for the Three Months Ended
  September 30, 2002 and 2001 (Unaudited)                                F-6

Notes to Financial Statements                                         F-7 to F-9

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
  and Stockholders
ONTV, Inc. & Subsidiaries
(A Delaware Corporation)
Rochester, New York

         We have reviewed the accompanying consolidated balance sheet of ONTV, Inc. & Subsidiaries as of September 30, 2002, the related consolidated statements of operations for the three months ended September 30, 2002 and 2001, and the related consolidated statements of changes in stockholders' equity and cash flows for the three months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ONTV, Inc. & Subsidiaries as of June 30, 2002 (presented herein), and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 31, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2002, and the related statement of changes in stockholders' equity for the year then ended, is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
October 31, 2002

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED BALANCE SHEETS
======================================================================================
                                                            (Unaudited)
                                                           September 30,    June 30,
                                                               2002          2002
--------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                  $    10,569    $    96,914
Inventory                                                      241,500        177,414
Prepaid Expenses and Security Deposits                           6,667          6,667
--------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                           258,736        280,995

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION        68,049         65,182

OTHER ASSETS
Accounts Receivable - Related Party                             37,850         37,850
Due from Officer                                                82,194         79,101
Intangible Assets - Net of Accumulated Amortization          2,837,827      2,877,085
Investments in Affiliates                                      109,167        105,308
--------------------------------------------------------------------------------------
TOTAL ASSETS                                               $ 3,393,823    $ 3,445,521
======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                           $   133,388    $    96,650
Accrued Expenses and Accrued Taxes                             181,778        151,773
Notes Payable - Due Within One Year                             60,000         60,000
--------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                      375,166        308,423

OTHER LIABILITIES
Notes Payable - Due After One Year                           2,271,248      2,277,397
--------------------------------------------------------------------------------------
TOTAL LIABILITIES                                            2,646,414      2,585,820
--------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock: $.001 Par; 100,000,000 Shares Authorized,
              23,720,861 Shares Issued and Outstanding          23,721         23,721
Additional Paid-In Capital                                   1,052,099      1,052,099
Retained Earnings                                             (309,202)      (196,910)
--------------------------------------------------------------------------------------
                                                               766,618        878,910
Less:  Stock Held in Trust                                       1,500          1,500
Treasury Stock - 127,500 Shares, at Cost                        17,709         17,709
--------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                     747,409        859,701
--------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 3,393,823    $ 3,445,521
======================================================================================

    The accompanying notes are an integral part of this financial statement.

                                       F-3

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
====================================================================================================

                                                            Additional     Retained
                                 Number         Common       Paid-In       Earnings    Stockholders'
                                of Shares       Stock        Capital      (Deficit)        Equity
----------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2001         23,720,861   $    23,721   $ 1,052,099   $    15,682    $ 1,091,502

Net Income for the Period               --            --            --        20,554         20,554
----------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2001    23,720,861        23,721     1,052,099        36,236      1,112,056

Net Loss for the Period                 --            --            --      (233,146)      (233,146)
----------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2002         23,720,861        23,721     1,052,099      (196,910)       878,910

Net Loss for the Period                 --            --            --      (112,292)      (112,292)
----------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2002    23,720,861   $    23,721   $ 1,052,099   $  (309,202)   $   766,618
====================================================================================================

         The accompanying notes are an integral part of this financial statement.

                                            F-4

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF OPERATIONS
======================================================================================

Three Months Ended September 30,                             2002             2001
--------------------------------------------------------------------------------------

REVENUES, NET OF RETURNS                                 $    545,683    $    470,354

Cost of Goods Sold                                            335,640         246,452
--------------------------------------------------------------------------------------
GROSS PROFIT                                                  210,043         223,902
--------------------------------------------------------------------------------------
EXPENSES
Advertising                                                    59,250          23,224
Amortization                                                   56,002          22,446
Depreciation                                                    2,904           1,682
Interest                                                           --              88
Legal and Accounting                                            2,975          11,572
Payroll and Payroll Taxes                                     106,322          72,814
Shipping Supplies                                              10,444           6,058
Other Expenses                                                 94,452          67,832
--------------------------------------------------------------------------------------
TOTAL EXPENSES                                                332,349         205,716
--------------------------------------------------------------------------------------
OPERATING INCOME (LOSS) BEFORE OTHER INCOME
  AND (EXPENSES) AND PROVISION FOR TAXES                     (122,306)         18,186

OTHER INCOME AND (EXPENSES)
Other Income                                                    7,505           7,668
Equity in Income (Loss) of Unconsolidated Investments           3,859              --
--------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                     (110,942)         25,854

Provision for Income Taxes                                      1,350           5,300
--------------------------------------------------------------------------------------
NET INCOME (LOSS)                                        $   (112,292)   $     20,554
======================================================================================
EARNINGS PER SHARE
======================================================================================
Weighted Average Number of Common Shares Outstanding       23,720,861      23,720,861

Net Income (Loss) Per Common Share - Basic and Diluted   $      (0.01)   $       0.00
======================================================================================

    The accompanying notes are an integral part of this financial statement.

                                       F-5

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

Three Months Ended September 30,                           2002         2001
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                                        $(112,292)   $  20,554

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Amortization                                                56,002       22,446
Depreciation                                                 2,904        1,682

Equity in (Income) Loss of Unconsolidated Investments       (3,859)        (308)

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                             --       (7,900)
Inventory                                                  (64,086)      15,037
Prepaid Expenses and Security Deposits                          --       (1,462)
Accounts Payable                                            36,738      (12,266)
Accrued Expenses and Accrued Taxes                          30,005       21,891
--------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                   (54,588)      59,674
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment                       (5,771)          --
Acquisition of Intangible Assets                           (16,744)     (24,397)
--------------------------------------------------------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                   (22,515)     (24,397)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Debt                                           (6,149)     (32,741)
Advances to Officer                                         (3,093)      (3,700)
--------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                    (9,242)     (36,441)
--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents       (86,345)      (1,164)

Cash and Cash Equivalents - Beginning of Period             96,914        1,253
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                $  10,569    $      89
================================================================================

SUPPLEMENTAL DISCLOSURES
================================================================================
Interest Paid                                            $      --    $      --
Income Taxes Paid                                        $   1,350    $      --
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

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS

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

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE B - RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED

         The Company has adopted SFAS 141, SFAS 142, SFAS 144, and SFAS 145, as of July 1, 2002, and has determined that they have had no impact on the financial position and results of its operations for the period ended September 30, 2002.

         In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002.

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

Consumer products, which the Company markets through Seen On TV, Inc., include a wide variety of categories, i.e.: health, beauty, weight loss, kitchen, sporting goods, and household appliances, etc. Products sold by Seen On TV, Inc. include, but are not limited to: Flathose, Perfect pancake, Emerson Switchboard, Sewing Genie, Vinyl Leather Repair, IGIA Pore Cleanser, IGIA Electro-Sage 8, Pest Offense, Twist A Braid, Wrap & Snap Curling Systems, AirCore, Cell Phone Internal Antenna, Rainbow Art, Gator Grip, Space Bag, Versa Wrench, IGIA Wonder Forms, IGIA Therma-Spa, Marvins Magic, Nads, Tap Light, IGIA Platinum Nail, Epil Stop & Spray, Steam Buggy, Steam Bullet, Oxiclean, Orangeglow, Shelf Master, True Motion Lures, Vibratouch Fingertip Massager, ORB, Ginsu Knives, Hygionic Tooth Brushes, Steamin Iron, IGIA CelluLift, George Foreman Grilling Machine, FlavorWave Oven, Instagone, Iron Wonder, IGIA Epielle, Pro Trim Paint Roller, PVA Mop, Quick-n-Brite, Safety Can, Silver Lighting, Sweet Simplicity, Orbitrek, Ab Slide, Simoniz Car Wash, Flowbee, Thundersticks, and Ab Rocker,

The Company purchases products from a multitude of vendors. The Company carries inventory and relies, to a large extent, on rapid fulfillment from these and other vendors. These venders include, but are not limited to: Media Group, Reliant Interactive Media, On-Tel Products Corp., Orange Glo International, Inc., Cava, Homedics, Thane, Ronco Inventions, Salco International, Salton, and Tactica International. The Company has no long-term contracts or arrangements with any of its vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new, or extend current, vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, its business, prospects, financial condition and results of operations would be materially affected in an adverse manner.

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

The Company has expended no funds on research and development activities. Although the Company uses the logo "As Seen On TV" for advertising purposes, neither the Company, nor any other entity, has a trademark on this term. It is merely an descriptive term with which customers may identify. However, the Company's website, AsSeenOnTV.com is exclusive to the Company. It is the belief of management that the website name represents an advertising tool for the Company.

>From inception to date, the Company has not been involved in any bankruptcy, receivership, or similar proceeding. Additionally, the Company has not incurred any environmental expenses.

As of September 2002, the Company employed ten full-time and four part-time persons in the Rochester, New York office. The Company's employees are not represented by labor unions. The Company believes relations with its employees are good.

On December 31, 2001, the employment contract for Curt B. Westrom expired. Mr. Westrom was retained to consult with ONTV through the month of January 2002, and he remains a director and shareholder. The position of Treasurer, previously held by Mr. Westrom was open from January 2002 through June 2002. Effective July 2002, Frank T. Costanzo became the acting Treasurer and Secretary until a new Treasurer is elected by the Board of Directors. Ronald J. Axelrod, the Company's general counsel and corporate Secretary, did not serve as the acting Treasurer during the previous quarter, as previously reported in the Company's annual report, as contained in the Form 10-KSB.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenue for the fiscal quarter ended September 30, 2002 was $545,683, an increase of 16% over revenue of $470,354 for the quarter ending September 30, 2001. This improvement is primarily the result of increases realized in the Seen On TV, Inc. subsidiary. The sales of the "as seen on tv" products over the Internet has increased substantially in the past year due to the increased presence of the Company's domestic website, www.seenontv.com, and the exposure of the domain name AsSeenOnTV.com, and the resultant increase in sales due to the expanded product line available from As Seen On TV, Inc.

Cost of goods sold, as a percentage of revenue, was 61.5% for the quarter ending September 30, 2002, as compared with 52.4% for the comparable period in 2001. The lower cost percentage in the prior period, was the result of revenue derived from revenue sharing agreements with little direct cost associated with that revenue. Management believes that the current percentages are in line with expectations in the future.

Gross profit, as a percentage of revenue, was 38.5% for the quarter ending September 30, 2002, as compared with 47.6% for the comparable period in the prior year ending September 30, 2001. The decrease of this percentage during the current fiscal year operating period is a result of a change in product mix from the previous fiscal year and is not a result of any deficiency in operations. Product mix is driven by popularity product promotions during any operating period.

Operating expenses, as a percentage of revenue, were 61% for the current quarter ending September 30, 2002, as compared with 43.7% for the comparable quarter ending September 30, 2001. The increase primarily due to expenses incurred in connection with relocation to the new facility, increased telephone expenses, travel and lodging and temporary help. Management believes that while certain operating expenses will remain relatively constant, other operating expenses are anticipated to increase proportionately with estimated gross in revenue.

Amortization increased $22,446 to $56,002 in the first three months of the current fiscal year. The increase is primarily due to amortization relating to the acquisition of the domain name, AsSeenOnTV.com, and the related costs of further development of that asset.

Net income (loss) for the three months ended September 30, 2002 was $(112,292), or $( 0.01) per share, as compared to $ 20,554, or $ 0.001 per share, for the quarter ended September 30, 2001.

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

                               FINANCIAL CONDITION

Working capital at September 30, 2002 was $(116,430), a decline of $89,002 since the beginning of the current fiscal year. Net cash used in operating activities was $(54,588) for the current fiscal quarter, compared to net cash provided by operating activities of $59,674 for the three month period ended September 30, 2001. The decrease in working capital and cash flow is primarily the result of the net loss reflected for the current quarter.

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


                                       ONTV, Inc.



November 14, 2002                      By:  /s/  Daniel M. Fasano
                                            ----------------------------------
                                            Daniel M. Fasano
                                            Chairman of the Board of Directors


                                  CERTIFICATION

         In connection with the Quarterly Report of ONTV, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel
M. Fasano, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  November 14, 2002                   /s/ Daniel M. Fasano
                                           -------------------------------------
                                           Daniel M. Fasano
                                           Chief Executive and Financial Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Daniel M. Fasano, the Chief Executive and Financial Officer of ONTV, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ONTV, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                   /s/  Daniel M. Fasano
                                           -------------------------------------
                                           Daniel M. Fasano
                                           Chief Executive and Financial Officer