Form 10QSB
period 2002-12-31
ONTV INC
filed 2003-02-14
CIK 1011550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Quarterly Period Ended December 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                             Outstanding at February 14, 2003
              -----                             --------------------------------

    Common Stock, $.001 par value                        23,720,861

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE #
------------------------------                                            ------

Item 1.  FINANCIAL STATEMENTS                                               3

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             13 - 17

PART II - OTHER INFORMATION
---------------------------

Item 1.  LEGAL PROCEEDINGS                                                  18

Item 2.  EXHIBITS AND REPORTS ON FORM 8-K                                   18

SIGNATURES AND CERTIFICATIONS                                            19 - 20

                           ONTV, INC. & SUBSIDIARIES
                            (A DELAWARE CORPORATION)
                               ROCHESTER, NEW YORK

                             -----------------------
                                FINANCIAL REPORTS
                                       AT
                                DECEMBER 31, 2002
                             -----------------------

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


TABLE OF CONTENTS
--------------------------------------------------------------------------------


Independent Accountants' Report                                              5

Consolidated Balance Sheets at December 31, 2002 (Unaudited) and
  June 30, 2002                                                              6

Consolidated Statements of Changes in Stockholders' Equity for the Six
  Months Ended December 31, 2002 and 2001 (Unaudited)                        7

Consolidated Statements of Operations for the Three and Six Months
  Ended December 31, 2002 and 2001 (Unaudited)                               8

Consolidated Statements of Cash Flows for the Six Months Ended
  December 31, 2002 and 2001 (Unaudited)                                     9

Notes to Consolidated Financial Statements                                 10-12

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
  and Stockholders
ONTV, Inc. & Subsidiaries
(A Delaware Corporation)
Rochester, New York


         We have reviewed the accompanying consolidated balance sheet of ONTV, Inc. & Subsidiaries as of December 31, 2002, the related consolidated statements of operations for the three and six months ended December 31, 2002 and 2001, and the related consolidated statements of changes in stockholders' equity and cash flows for the six months ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of ONTV, Inc. & Subsidiaries as of June 30, 2002 (presented herein), and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 31, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2002 is fairly stated, in all material respects. No auditing procedures have been performed subsequent to the date of our report.



/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  January 29, 2003

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED BALANCE SHEETS
==========================================================================================
                                                              (UNAUDITED)
                                                              DECEMBER 31,      June 30,
                                                                 2002             2002
------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                    $    25,251      $    96,914
Inventory                                                        353,516          177,414
Prepaid Expenses and Security Deposits                             6,667            6,667
------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                             385,434          280,995

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION          64,713           65,182

OTHER ASSETS
Accounts Receivable - Related Party                               37,850           37,850
Due from Officer                                                  82,193           79,101
Intangible Assets - Net of Accumulated Amortization            2,800,537        2,877,085
Investments in Affiliates                                        113,026          105,308
------------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $ 3,483,753      $ 3,445,521
==========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                             $   182,972      $    96,650
Accrued Expenses and Accrued Taxes                               189,854          151,773
Notes Payable - Due Within One Year                               60,000           60,000
------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                        432,826          308,423

OTHER LIABILITIES
Notes Payable - Due After One Year                             2,266,248        2,277,397
------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              2,699,074        2,585,820
------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock:  $.001 Par; 100,000,000 Shares Authorized;
                          23,720,861 Shares Issued; and
                          23,593,361 Shares Outstanding           23,721           23,721
Additional Paid-In Capital                                     1,052,099        1,052,099
Retained Earnings (Deficit)                                     (271,932)        (196,910)
------------------------------------------------------------------------------------------
                                                                 803,888          878,910
Less: Stock Held in Trust                                          1,500            1,500
             Treasury Stock - 127,500 Shares at Cost              17,709           17,709
------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       784,679          859,701
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 3,483,753      $ 3,445,521
==========================================================================================

        The accompanying notes are an integral part of these financial statements.

                                            6

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
====================================================================================================================================
                                                              Additional    Retained
                                    Number        Common       Paid-In      Earnings       Stock Held      Treasury    Stockholders'
                                  of Shares        Stock       Capital      (Deficit)       in Trust         Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2001           23,720,861   $    23,721   $ 1,052,099   $    15,682    $    (1,500)   $   (12,087)   $ 1,077,915

Purchase of Treasury Stock
   - 20,000 Shares                        --            --            --            --             --         (1,244)        (1,244)

Net Income (Unaudited)                    --            --            --        69,920             --             --         69,920
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001
  (UNAUDITED)                     23,720,861   $    23,721   $ 1,052,099   $    85,602    $    (1,500)   $   (13,331)   $ 1,146,591
====================================================================================================================================

BALANCE - JUNE 30, 2002           23,720,861   $    23,721   $ 1,052,099   $  (196,910)   $    (1,500)   $   (17,709)   $   859,701

Net Loss (Unaudited)                      --            --            --       (75,022)            --             --        (75,022)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2002
  (UNAUDITED)                     23,720,861   $    23,721   $ 1,052,099   $  (271,932)   $    (1,500)   $   (17,709)   $   784,679
====================================================================================================================================

                             The accompanying notes are an integral part of these financial statements.

                                                                 7

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
==============================================================================================================
                                                    Three Months Ended                Six Months Ended
                                                       December 31,                     December 31,
                                             ------------------------------    -------------------------------
                                                  2002             2001             2002              2001
--------------------------------------------------------------------------------------------------------------
REVENUES, NET OF RETURNS                     $    787,964     $  1,161,166     $  1,333,647      $  1,638,881

Cost of Goods Sold                                414,920          713,581          750,560           960,034
--------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                      373,044          447,585          583,087           678,847
--------------------------------------------------------------------------------------------------------------

EXPENSES
Advertising                                        73,008           67,868          132,258            91,092
Amortization                                       52,337           53,558          108,339            76,004
Depreciation                                        3,336            2,012            6,240             3,694
Interest                                               --              243               --               331
Legal and Accounting                               16,695           17,236           19,670            28,807
Payroll and Payroll Taxes                          99,922           73,148          206,244           145,962
Shipping Supplies                                   4,107           17,217           14,551            23,275
Other Expenses                                     96,196          148,961          190,648           216,794
--------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                    345,601          380,243          677,950           585,959
--------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS) BEFORE
  OTHER INCOME AND PROVISION FOR TAXES             27,443           67,342          (94,863)           92,888

OTHER INCOME
Other Income                                        5,968               --           13,473                --
Equity in Income of Unconsolidated
  Investments                                       3,859              124            7,718               432
--------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION FOR TAXES           37,270           67,466          (73,672)           93,320

Provision for Taxes                                    --           18,100            1,350            23,400
--------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                            $     37,720     $     49,366     $    (75,022)     $     69,920
==============================================================================================================

EARNINGS PER SHARE
==============================================================================================================

Weighted Average Number
  of Common Shares Outstanding                 23,593,361       23,653,361       23,593,361        23,658,361

Net Income (Loss) Per Common Share
 - Basic and Diluted                         $       0.00     $       0.00     $      (0.00)     $       0.00
==============================================================================================================

                  The accompanying notes are an integral part of these financial statements.

                                                      8

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
===========================================================================================

Six Months Ended December 31,                                        2002           2001
-------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                                                 $ (75,022)     $  69,920

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Amortization                                                        108,339         76,004
Depreciation                                                          6,240          3,694
Equity in Income of Unconsolidated Investments                       (7,718)          (432)

CHANGES IN ASSETS AND LIABILITIES:
Inventory                                                          (176,102)         9,641
Prepaid Expenses and Security Deposits                                   --         (1,997)
Accounts Payable                                                     86,322         (6,810)
Accrued Expenses and Accrued Taxes                                   38,081         75,777
-------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                            (19,860)       225,797
-------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment                                (5,771)          (990)
Acquisition of Intangible Assets                                    (31,791)       (24,397)
-------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                            (37,562)       (25,387)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Accrued Interest on Note Receivable - Related Party            --        (15,260)
Advances to Officer                                                  (3,092)       (22,514)
Repayment of Debt                                                   (11,149)       (50,668)
Purchase of Treasury Stock                                               --         (1,244)
-------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                            (14,241)       (89,686)
-------------------------------------------------------------------------------------------

Change in Cash and Cash Equivalents                                 (71,663)       110,724

Cash and Cash Equivalents - Beginning of Period                      96,914          1,253
-------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $  25,251      $ 111,197
===========================================================================================

SUPPLEMENTAL DISCLOSURES
===========================================================================================

Interest Paid                                                     $      --      $      --
Income Taxes Paid                                                 $   1,350      $      --
===========================================================================================

         The accompanying notes are an integral part of these financial statements.

                                             9

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

NOTE B -   DUE FROM OFFICER
           Due from officer consists of short-term advances due on demand. The amount due from officer bears no interest and contains no formal repayment terms. During the six months ended December 31, 2002, the Company made advances to officer of $3,092.

NOTE C -   RELATED PARTY TRANSACTIONS
           Related party transactions consisted of transactions between Web Marketing FX and the Company. The owner of Web Marketing FX is also a principal shareholder of the Company. The net receivable balance was $37,850 at December 31, 2002 (unaudited) and June 30, 2002. Web Marketing FX provided online access services to the Company in the amount of $39,500 for the six months ended December 31, 2002.

NOTE D -   NOTE PAYABLE
           In October 2001, the Company renegotiated the purchase price of the domain name "As Seen on TV.com". The purchase price was adjusted from $5,000,000 down to $2,800,000 in exchange for 2,500,000 shares of
           ONTV, Inc. common stock. The renegotiated note payable requires monthly payments of a minimum of $5,000 or 5% of monthly gross sales until October 2005, at which time, the Company will have 45 days to pay the remaining balance in full. The domain name is the only collateral on the renegotiated note. Should the Company default on the renegotiated note, the domain name would revert back to the seller, and the Company would forfeit all stock and cash paid to date. The balance of the note at December 31, 2002 (unaudited) and June 30, 2002 was $2,326,248 and $2,337,397, respectively. As of
           December 31, 2002, the Company was delinquent in making their required monthly payments.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE E -   RECENTLY ISSUED ACCOUNTING STANDARDS
           In June 2001, the Financial Accounting Standards Board issued FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

                                                                   - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE E -   RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED

           The Company has adopted SFAS 141, SFAS 142, SFAS 144, and SFAS 145, as of July 1, 2002, and has determined that they have had no impact on the financial position and results of its operations for the period ended December 31, 2002.

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

           In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 123 has been amended to require disclosure of additional information concerning the effects of stock-based employee compensation on earnings. Finally, SFAS 148 amends APB Opinion 28, Interim Financial Reporting, to call for disclosure of SFAS 123 proforma information on a quarterly basis. SFAS 148 is effective for fiscal years ending after December 15, 2002. Interim quarterly disclosures are required for reports containing condensed financial statements for periods beginning after December 15, 2002.

           The Company is assessing, but does not expect the adoption of SFAS 146 and SFAS 148, as of January 1, 2003, to have a material effect on its future financial position and results of operations.

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

Consumer products, which the Company markets through Seen On TV, Inc., include a wide variety of categories, i.e.: health, beauty, weight loss, kitchen, sporting goods, and household appliances, etc. Products sold by Seen On TV, Inc. include, but are not limited to: Pasta Pro, The Firm with Fanny Lifter, Rock-N-Roll Scooter, Miracle Blade III, Flathose, Perfect pancake, Emerson Switchboard, Sewing Genie, Vinyl Leather Repair, IGIA Pore Cleanser, IGIA Electro-Sage 8, IGIA Lazer Vac, Super SlimDown Now,Pest Offense, Areo Mattress Topper, Wrap & Snap Curling Systems, AirCore, Cell Phone Internal Antenna, Space Bag, Versa Wrench, IGIA Wonder Forms, IGIA Therma-Spa, Marvins Magic, Nads, Tap Light, IGIA Platinum Nail, Epil Stop and Spray, Steam Buggy, Steam Bullet, Oxiclean, Orangeglow, Shelf Master, True Motion Lures, ORB, Ginsu Knives, Hygionic Tooth Brushes, Steamin Iron, IGIA CelluLift, George Foreman Grilling Machine, FlavorWave Oven, Instagone, Iron Wonder, IGIA Epielle, Pro Trim Paint Roller, PVA Mop, Quick-n-Brite, Safety Can, Silver Lighting, Sweet Simplicity, CableFlex, Orbitrek, Ab Slide, Simoniz Car Wash, Flowbee, Thundersticks, and Ab Rocker,

The Company purchases products from a multitude of vendors. The Company carries inventory and relies, to a large extent, on rapid fulfillment from these and other vendors. These venders include, but are not limited to: Media Group, Reliant Interactive Media, On-Tel Products Corp., Orange Glo International, Inc., Cava, Homedics, Thane, Ronco Inventions, Salco International, Salton, and Tactica International. The Company has no long-term contracts or arrangements with any of its vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new, or extend current, vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, its business, prospects, financial condition and results of operations would be materially affected in an adverse manner.

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

                              RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2002 VS. THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001

Revenue for the fiscal quarter ended December 31, 2002 was $787,964, a decrease of 32% over revenue of $1,161,166 for the quarter ending December 31, 2001. The six months period ended December 31, 2002 reflected revenue of $1,333,647, a 19% decrease over revenue of $1,638,881 for the comparable period ending December 31, 2001. The decrease is primarily the result of the current economic condition.

Cost of goods sold, as a percentage of revenue, were 52.7% and 56.2% for the three and six month periods ending December 31, 2002, as compared with 61.5% and 58.6% for the comparable periods in the prior fiscal year. Management believes that the current percentages are in line with expectations in the future.

Gross profit, as a percentage of revenue, were 47.3% and 43.7% for the quarter and six months period ending December 31, 2002, as compared with 38.6% and 41.4% for the comparable periods in the prior year ending December 31, 2001. The increase of this percentage during the current fiscal year operating period is a result of a change in product mix from the previous fiscal year. Product mix is driven by popularity product promotions during any operating period.

Operating expenses, as a percentage of revenue, were 43.7% for the current quarter and 50.8% for the six months ending December 31, 2002, as compared with 32.7% and 35.8% for the comparable periods ending December 31, 2001. The increase is primarily due to expenses incurred in connection with relocation to the new facility, increased telephone expenses, travel and lodging and temporary help. Management believes that while certain operating expenses will remain relatively constant, other operating expenses are anticipated to increase proportionately with estimated gross in revenue.

Amortization was $52,337 and $108,339, respectively, for the quarter and six months ending December 31, 2002, compared to $53,558 and $76,004 for the similar periods in the prior fiscal year. The increase is primarily due to amortization relating to the acquisition of the domain name, AsSeenOnTV.com, and the related costs of further development of that asset.

The net income (loss) for the three months period ending December 31, 2002 was $37,720, or $0.001 per share, while the six months period ending December 31, 2002 reflected a net loss of $(75,022) or $(0.001) per share. This compared to net income of $49,366, or $0.002 per share, and a net income of $69,920 or $0.003 per share, respectively, for the comparable periods ending December 31, 2001.

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

                               FINANCIAL CONDITION

Working capital at December 31, 2002 was $(47,392), a decline of $19,964 since the beginning of the current fiscal year. Net cash used in operating activities for the current six month period was $(19,860) compared to net cash provided of $225,797 for the six month period ended December 31, 2001. The decrease in working capital and cash flow is primarily the result of the net loss reflected for the six months period ending December 31, 2002.

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


                                       ONTV, Inc.



February 14, 2003                      By:  /s/  Daniel M. Fasano
                                            ----------------------------------
                                            Daniel M. Fasano
                                            Chairman of the Board of Directors


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

Date:  February 14, 2003                   /s/ Daniel M. Fasano
                                           -------------------------------------
                                           Daniel M. Fasano
                                           Chief Executive and Financial Officer

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

Date:  February 14, 2003                   /s/  Daniel M. Fasano
                                           -------------------------------------
                                           Daniel M. Fasano
                                           Chief Executive and Financial Officer