Form 10QSB
period 2003-03-31
ONTV INC
filed 2003-05-15
CIK 1011550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For The Quarterly Period Ended March 31, 2003

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission File Number 000-29249

                                   ONTV, Inc.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   16-1499611
           ---------                                   ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                             Outstanding at May 14, 2003
              -----                             --------------------------------

    Common Stock, $.001 par value                        23,720,861

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE #
------------------------------                                            ------

Item 1.  FINANCIAL STATEMENTS                                               3

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             12 - 16

PART II - OTHER INFORMATION
---------------------------

Item 1.  LEGAL PROCEEDINGS                                                  17

Item 2.  EXHIBITS AND REPORTS ON FORM 8-K                                   17

SIGNATURES AND CERTIFICATIONS                                            18 - 19

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                                  ONTV, INC. &
                                  SUBSIDIARIES
                            (A DELAWARE CORPORATION)
                               ROCHESTER, NEW YORK

                   ------------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                 MARCH 31, 2003
                   ------------------------------------------

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


TABLE OF CONTENTS
--------------------------------------------------------------------------------


Independent Accountants' Report                                              5

Consolidated Balance Sheets at March 31, 2003 (Unaudited) and
  June 30, 2002                                                              6

Consolidated Statements of Changes in Stockholders' Equity for the Nine
  Months Ended March 31, 2003 and 2002 (Unaudited)                           7

Consolidated Statements of Operations for the Three and Nine Months
  Ended March 31, 2003 and 2002 (Unaudited)                                  8

Consolidated Statements of Cash Flows for the Nine Months Ended
  March 31, 2003 and 2002 (Unaudited)                                        9

Notes to Consolidated Financial Statements                                 10-11

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
  and Stockholders
ONTV, Inc. & Subsidiaries
(A Delaware Corporation)
Rochester, New York


         We have reviewed the accompanying consolidated balance sheet of ONTV, Inc. & Subsidiaries as of March 31, 2003, the related consolidated statements of operations for the three and nine months ended March 31, 2003 and 2002, and the related consolidated statements of changes in stockholders' equity and cash flows for the nine months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


Rochester, New York
  May 1, 2003

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED BALANCE SHEETS
===========================================================================================

                                                               (UNAUDITED)
                                                                MARCH 31,         June 30,
                                                                  2003             2002
-------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                     $    16,169      $    96,914
Inventory                                                         364,346          177,414
Prepaid Expenses and Security Deposits                              6,667            6,667
-------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                              387,182          280,995

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION           62,710           65,182

OTHER ASSETS
Accounts Receivable - Related Party                                37,850           37,850
Due from Officer                                                   82,193           79,101
Intangible Assets - Net of Accumulated Amortization             2,753,634        2,877,085
Investments in Affiliates                                         106,803          105,308
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $ 3,430,372      $ 3,445,521
===========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                         $   122,993      $   128,423
Accounts Payable and Accrued Expenses - Related Parties           254,300          120,000
Notes Payable - Due Within One Year                                61,854           60,000
-------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                         439,147          308,423

OTHER LIABILITIES
Notes Payable - Due After One Year                              2,261,248        2,277,397
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                               2,700,395        2,585,820
-------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock:  $.001 Par; 100,000,000 Shares Authorized;
                            23,720,861 Shares Issued; and
                            23,593,361 Shares Outstanding          23,721           23,721
Additional Paid-In Capital                                      1,052,099        1,052,099
Retained Earnings (Deficit)                                      (326,634)        (196,910)
-------------------------------------------------------------------------------------------
                                                                  749,186          878,910
Less:  Stock Held in Trust                                         (1,500)          (1,500)
           Treasury Stock - 127,500 Shares at Cost                (17,709)         (17,709)
-------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        729,977          859,701
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 3,430,372      $ 3,445,521
===========================================================================================

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

                                                          Additional      Retained
                              Number         Common        Paid-In        Earnings       Stock Held       Treasury     Stockholders'
                            of Shares        Stock         Capital        (Deficit)       in Trust         Stock          Equity
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2001     23,720,861    $    23,721    $ 1,052,099    $    15,682     $    (1,500)    $   (12,087)    $ 1,077,915

Purchase of Treasury Stock
  - 50,000 Shares                   --             --             --             --              --          (3,346)         (3,346)

Net Income (Unaudited)              --             --             --        146,298              --              --         146,298
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - MARCH 31, 2002
  (UNAUDITED)               23,720,861    $    23,721    $ 1,052,099    $   161,980     $    (1,500)    $   (15,433)    $ 1,220,867
====================================================================================================================================

BALANCE - JUNE 30, 2002     23,720,861    $    23,721    $ 1,052,099    $  (196,910)    $    (1,500)    $   (17,709)    $   859,701

Net Loss (Unaudited)                --             --             --       (129,724)             --              --        (129,724)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - MARCH 31, 2003
  (UNAUDITED)               23,720,861    $    23,721    $ 1,052,099    $  (326,634)    $    (1,500)    $   (17,709)    $   729,977
====================================================================================================================================

                             The accompanying notes are an integral part of these financial statements.

                                                                 7

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
===============================================================================================================

                                                    Three Months Ended                 Nine Months Ended
                                                         March 31,                         March 31,
                                             -------------------------------    -------------------------------

                                                  2003              2002             2003              2002
---------------------------------------------------------------------------------------------------------------

REVENUES, NET OF RETURNS                     $    698,172      $  1,154,521     $  2,031,819      $  2,793,402

Cost of Goods Sold                                390,934           708,902        1,141,494         1,668,935
---------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                      307,238           445,619          890,325         1,124,467
---------------------------------------------------------------------------------------------------------------

EXPENSES
Advertising                                        61,657           102,503          193,915           193,595
Amortization                                       52,237            54,506          160,576           130,510
Depreciation                                        3,184             1,769            9,424             5,463
Interest                                               11                 8               11               339
Legal and Accounting                                7,704            17,922           27,374            46,729
Payroll and Payroll Taxes                         106,034           104,283          312,278           250,245
Shipping Supplies                                  11,871            16,730           26,422            40,005
Other Expenses                                    111,932            90,764          302,580           307,558
---------------------------------------------------------------------------------------------------------------

TOTAL EXPENSES                                    354,630           388,485        1,032,580           974,444
---------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS) BEFORE
  OTHER INCOME AND (EXPENSES) AND
  PROVISION FOR TAXES                             (47,392)           57,134         (142,255)          150,023

OTHER INCOME AND (EXPENSES)
Other Income                                           --            27,543           13,473            27,543
Equity in Income (Loss) of
  Unconsolidated Investments                       (6,223)               --            1,495               432
---------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION FOR TAXES          (53,615)           84,677         (127,287)          177,998

Provision for Taxes                                 1,087             8,300            2,437            31,700
---------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                            $    (54,702)     $     76,377     $   (129,724)     $    146,298
===============================================================================================================

EARNINGS PER SHARE
===============================================================================================================

Weighted Average Number
  of Common Shares Outstanding                 23,593,361        23,628,361       23,593,361        23,648,361

Net Income (Loss) Per Common Share
 - Basic and Diluted                         $      (0.00)     $       0.00     $      (0.01)     $       0.00
===============================================================================================================

                   The accompanying notes are an integral part of these financial statements.

                                                       8

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
===========================================================================================

Nine Months Ended March 31,                                          2003           2002
-------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                                                 $(129,724)     $ 146,298

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Amortization                                                        160,576        130,510
Depreciation                                                          9,424          5,463
Equity in Income of Unconsolidated Investments                       (1,495)          (432)

CHANGES IN ASSETS AND LIABILITIES:
Inventory                                                          (186,932)       (85,999)
Prepaid Expenses and Security Deposits                                   --         (1,994)
Accounts Payable and Accrued Expenses                                (5,430)       (12,846)
Accounts Payable and Accrued Expenses - Related Parties             134,300         82,584
-------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                            (19,281)       263,584
-------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property and Equipment                                (6,952)           481
Acquisition of Intangible Assets                                    (37,125)       (40,367)
-------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                            (44,077)       (39,886)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Accrued Interest on Note Receivable - Related Party            --        (22,620)
Advances to Officer                                                  (3,092)       (22,514)
Repayment of Debt                                                   (14,295)       (86,639)
Purchase of Treasury Stock                                               --         (3,346)
-------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                            (17,387)      (135,119)
-------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (80,745)        88,579

Cash and Cash Equivalents - Beginning of Period                      96,914          1,253
-------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $  16,169      $  89,832
===========================================================================================

SUPPLEMENTAL DISCLOSURES
===========================================================================================

Interest Paid                                                     $      11      $     339
Income Taxes Paid                                                 $   2,437      $      --
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

                                             9

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE A -   BASIS OF PRESENTATION
           The condensed consolidated financial statements of ONTV, Inc. & Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's annual report on Form 10-KSB.

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

NOTE B -   DUE FROM OFFICER
           Due from officer consists of short-term advances due on demand. The amount due from officer bears no interest and contains no formal repayment terms. During the nine months ended March 31, 2003 and 2002, the Company made advances to officer of $3,092 and $22,514, respectively.

NOTE C -   RELATED PARTY TRANSACTIONS
           Related party transactions consisted of transactions between Web Marketing FX and the Company. The owner of Web Marketing FX is also a principal shareholder of the Company. The net receivable balance was $37,850 at March 31, 2003 (unaudited) and June 30, 2002. Web Marketing FX provided online access services to the Company in the amount of $64,500 and $62,800 for the nine months ended March 31, 2003 and 2002, respectively.

           Related party transactions also consisted of transactions between Boo Boo Marketing, LLC and the Company. The owners of Boo Boo Marketing, LLC are also principal shareholders of the Company. Boo Boo Marketing, LLC provided merchandise for resale to the Company in the amount of $116,800 and $-0- for the nine months ended March 31, 2003 and 2002, respectively. The accounts payable balance was $66,300 and $-0- at March 31, 2003 (unaudited) and June 30, 2002, respectively.

           The Company's President has agreed to defer part of his salary until such time the Company's cash position will allow for payment of his full salary. As of March 31, 2003 (unaudited) and June 30, 2002, the accrued salary balance was $188,000 and $120,000, respectively.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
ROCHESTER, NEW YORK


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE D -   NOTE PAYABLE
           In October 2001, the Company renegotiated the purchase price of the domain name "As Seen on TV.com". The purchase price was adjusted from $5,000,000 down to $2,800,000 in exchange for 2,500,000 shares of
           ONTV, Inc. common stock. The renegotiated note payable requires monthly payments of a minimum of $5,000 or 5% of monthly gross sales until October 2005, at which time, the Company will have 45 days to pay the remaining balance in full. The domain name is the only collateral on the renegotiated note. Should the Company default on the renegotiated note, the domain name would revert back to the seller, and the Company would forfeit all stock and cash paid to date. The balance of the note at March 31, 2003 (unaudited) and June 30, 2002 was $2,321,248 and $2,337,397, respectively. As of March 31,
           2003, the Company was delinquent in making their required monthly payments.

NOTE E -   RECENTLY ISSUED ACCOUNTING STANDARDS
           In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002.

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

           The Company has adopted SFAS 146 and SFAS 148, as of January 1, 2003, and has determined that they have had no impact on the financial position and results of its operations for the period ended March 31, 2003.

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

As of March 2003, the Company employed eight full-time and four part-time persons in the Rochester, New York office. The Company's employees are not represented by labor unions. The Company believes relations with its employees are good.

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

                              RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2002

Revenue for the fiscal quarter ended March 31, 2003 was $698,172, a decrease of 39.5% over revenue of $1,154,521 for the quarter ending March 31, 2002. The nine months period ended March 31, 2003 reflected revenue of $2,031,819, a 27.3% decrease over revenue of $2,793,402 for the comparable period ending March 31, 2002. The decrease is primarily the result of the current economic condition.

Cost of goods sold, as a percentage of revenue, was 56.0% and 56.2% for the three and nine months period ending March 31, 2003, as compared with 61.4% and 59.7% for the comparable periods in the prior fiscal year. Management believes that the current percentages are in line with expectations in the future.

Gross profit, as a percentage of revenue, was 44.0% and 43.8% for the quarter and nine months period ending March 31, 2003, as compared with 38.6% and 40.3% for the comparable periods in the prior year ending March 31, 2002. The increase of this percentage during the current fiscal year operating period is a result of a change in product mix from the previous fiscal year. Product mix is driven by popularity product promotions during any operating period.

Operating expenses, as a percentage of revenue, were 50.8% for the current quarter and 50.8% for the nine months ending March 31, 2003, as compared with 33.6% and 34.9% for the comparable periods ending March 31, 2002. The increase is primarily due to expenses incurred in connection with relocation to the new facility. Management believes that while certain operating expenses will remain relatively constant, other operating expenses are anticipated to increase proportionately with estimated increase in revenue.

Amortization was $52,237 and $160,576, respectively, for the quarter and nine months ending March 31, 2003, compared to $54,506 and $130,510 for the similar periods in the prior fiscal year. The increase is primarily due to amortization relating to the acquisition of the domain name, AsSeenOnTV.com, and the related costs of further development of that asset.

The net income (loss) for the three months period ending March 31, 2003 was $(54,702), or $(0.00) per share, while the nine months period ending March 31, 2003 reflected a net loss of $(129,724) or $(0.01) per share. This compared to net income of $76,377, or $0.00 per share, and a net income of $146,298 or $0.00 per share, respectively, for the comparable periods ending March 31, 2002.

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

                               FINANCIAL CONDITION

Working capital at March 31, 2003 was $(51,965), a decline of $24,537 since the beginning of the current fiscal year. Net cash used in operating activities for the current nine months period was $(19,281) compared to net cash provided of $263,584 for the nine months period ended March 31, 2002. The decrease in working capital and cash flow is primarily the result of the net loss reflected for the nine months period ending March 31, 2003.

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


                                       ONTV, Inc.



May 14, 2003                      By:  /s/  Daniel M. Fasano
                                            ----------------------------------
                                            Daniel M. Fasano
                                            Chairman of the Board of Directors


                                  CERTIFICATION

         In connection with the Quarterly Report of ONTV, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel M. Fasano, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  May 14, 2003                   /s/ Daniel M. Fasano
                                           -------------------------------------
                                           Daniel M. Fasano
                                           Chief Executive and Financial Officer

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

Date:  May 14, 2003                   /s/  Daniel M. Fasano
                                           -------------------------------------
                                           Daniel M. Fasano
                                           Chief Executive and Financial Officer