Form 10KSB
period 2003-06-30
ONTV INC
filed 2003-10-14
CIK 1011550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Fiscal Year June 30, 2003

                         Commission File Number: 0-29249


                                   ONTV, Inc.
             --------------------------------------------------------
                  (Name of Small Business Issuer in Its Charter)

              Delaware                                    16-1499611
      ------------------------                    ----------------------------
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

      State issuer's revenues for its most recent fiscal year:  $2,579,301

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September
      30, 2003 is $830,230

      As of September 30, 2003 the Company had 23,720,861 outstanding shares of Class A common stock.

      Transitional Small Business Disclosure Format (check one):  Yes [ ] No[X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS


ITEM                             PART I

1.   Description of Business
2.   Business Properties
3.   Legal Proceedings
4.   Submission of Matters to a Vote of Security Holders


                                 PART II

5.   Market for the Registrant's Common Equity and Related Stockholder Matters
6. Management's Discussion and Analysis of Financial Condition and Results of Operations
7.   Financial Statements
8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
8a.  Controls and Procedures

                                PART III

9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
10.    Executive Compensation
11. Security Ownership of Certain Beneficial Owners and Management 12. Certain Relationships and Related Transactions
13.    Exhibits and Reports on Form 8 K 14. Principal Accountant Fees and
       Services



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

On January 6, 1999, the Company formed a wholly owned subsidiary, Seen On TV. Seen On TV, Inc. markets and sells products on the Internet to the general public, which as of September 30, 2003 was the Company's principal business. Unless otherwise indicated all references to the Company include the operations of Seen On TV, Inc.

On January 14, 2000, the Company purchased the domain name, AsSeenOnTV.com. The Company uses this domain name for its website.

In March 2000, the Company amended its Certificate of Incorporation to change its name from LA Group, Inc. to ONTV, Inc.

Prior to March 2001 the Company was involved in the design and marketing of websites for other businesses. In March 2001 the Company agreed to terminate the agreement with the major customer for this segment when the customer, in a cost cutting move, made the decision to bring management of the website in-house.

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

Consumer products, which the Company markets through Seen On TV, Inc., include a wide variety of categories, i.e.: health, beauty, weight loss, kitchen, sporting goods, and household appliances, etc. Products sold by Seen On TV, Inc. include, but are not limited to: Pasta Pro, The Firm Body Sculpting System with Fanny Lifter, Rock-N-Roll Scooter, Flathose, Smoke Away, Perfect pancake, Emerson Switchboard, Sewing Genie, Vinyl Leather Repair, IGIA Instant Cover, IGIA Pore Cleanser, IGIA Electro-Sage 8, IGIA Laser Vac, Super SlimDown Now, PestOffense, Aero Mattress Topper, Wrap & Snap Curling Systems, AirCore, Cell Phone Internal Antenna, Space Bag, Versa Wrench, IGIA Wonder Forms, IGIA Therma-Spa, Marvins Magic, Nads, Tap Light, IGIA Platinum Nail, Epil Stop & Spray, Steam Buggy, Steam Bullet, Oxiclean, Orangeglow, Shelf Master, True Motion Lures, ORB, Ginsu Knives, Hygionic Tooth Brushes, Steamin Iron, IGIA CelluLift, Nathan's Grill, George Foreman Grilling Machine, FlavorWave Oven, Instagone, Iron Wonder, IGIA Epielle, Pro Trim Paint Roller, PVA Mop, Quick-n-Brite, Safety Can, Silver Lighting, Sweet Simplicity, Cable Flex, Orbitrek, Ab Slide, Simoniz Car Wash, Flowbee, Thundersticks, and Ab Rocker.

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

The Company competes with a number of other companies that provide electronic retailing. This competition takes place between the companies that offer products for sale to end users over the Internet. The competitors try to select products to sell which will be the most desirable to the customer. Each competitor attempts to purchase those products at the price which will enable the competitor to offer the product at the best price to the customer. In addition, each competitor tries to market the products to the most customers in order to increase market share. The competitors are trying to attract the customer that is looking for specific "as seen on tv" products. One way this is done is by reliance upon the various Internet search engines, in order to achieve high rankings for those customers to find a competitor's website. The Company cannot control those search engines, nor are the search engines under government control. Some of these competitors may have greater financial, technical, and marketing resources than the Company has. This may allow them to devote greater resources to the development and promotion of their products and services. In addition, some of these competitors may offer a broader base of products and services that may attract consumers to their websites. This could result in reduced market penetration for the Company's products and services. In addition, because the barriers to entry are low, new competitors may emerge and rapidly acquire market share.

On June 2, 2000, the Company formed a subsidiary, Net e-Vantage, Inc. (Net e)., to acquire product lines, services and major brand names through direct manufacturer relationships and authorized distributors. In May 2001 the Company sold a majority of its interest in Net e for $365,000 which was payable by means of a promissory note due in May 2002. The sale resulted in a gain of $365,000. As of June 30, 2002, no payments had been received on the note and Net e was insolvent. Accordingly, the note was deemed uncollectible and the note receivable balance was expensed, net of a tax benefit of $55,100, under Discontinued Operations on the Company's Statements of Operations.

The Company has not spent any amounts on research and development. Although the Company uses the logo "As Seen On TV" for advertising purposes, neither the Company, nor any other entity, has a trade mark on this term. It is merely an descriptive term with which customers may identify. However, the Company's website, AsSeenOnTV.com is exclusive to the Company. It is the belief of management that the website name represents an advertising tool for the Company.

The Company has not been involved in any bankruptcy, receivership, or similar proceeding. Additionally, the Company has not incurred any environmental expenses.

As of September 30, 2003, the Company employed eight full-time and three part-time persons in its Rochester, New York office. The Company's employees are not represented by labor unions. The Company believes relations with its employees are good.


ITEM 2. PROPERTIES

In May 2002, the Company entered into a five-year lease for office and warehouse space at 2444 Innovation Way, Bldg 10, Rochester, New York 14624. During June 2002, the Company relocated its corporate headquarters, along with its fulfillment and warehouse operations into this facility. Under terms of the lease, the Company is obligated by a five-year lease with an unrelated entity, commencing June 1, 2002 with a monthly rent of $6,667 and ending September 30, 2007. This newly constructed facility is anticipated to provide ample space for operations and growth during the term of the lease.


ITEM 3. LEGAL PROCEEDINGS

In December 2001, the Company initiated a lawsuit against Airborne Express, seeking damages of $2,000,000 to recover losses to the Company resulting from delivery services that were allegedly supplied by Airborne as a shipper of the Company's products.
In its lawsuit the Company claims that Airborne failed to timely deliver products to the Company's customers and failed to implement a package tracking system it had designed for the Company. Losses to the Company may have occurred due to duplicate shipments and consulting time expenses, as well as damage to the Company's reputation.

In January 2002, Airborne filed a counter claim against the Company in the amount of $20,000 to recover charges for delivery services that may have been provided. Although the Company intends to challenge Airborne's claim, the amounts claimed by Airborne have been reflected on the Company's financial statements.

See Note K to the Company's financial statements for information regarding other civil actions involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER  MATTERS


The Common Stock of the Company, trading under the symbol of "ONTV", is quoted on the NASD's Over The Counter Bulletin Board ("OTCBB"). The following information is provided, based upon quotations supplied by YAHOO!FINANCE.


Quarter Ended            Low Bid       High Bid
-------------            -------       --------

September 30, 2001         .04            .08

December 31, 2001          .05            .09

March 31, 2002             .05            .07

June 30, 2002              .05            .12

September 30, 2002         .05            .08

December 31, 2002          .03            .05

March 31, 2003             .03            .04

June 30, 2003              .03            .04


The foregoing price information is based upon inter-dealer prices, without retail mark-up, mark down or commission, and may not represent actual transactions.


As of September 30, 2003, there were 23,720,861 shares of common stock outstanding, held by 1024 shareholders of record.


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


                              RESULTS OF OPERATIONS


Revenue for the fiscal year ended June 30, 2003 was $2,579,301, a decrease of approximately 27% over fiscal year 2002 revenue of $3,538,297. The decrease is primarily the result of current economic conditions.

Cost of goods sold, as a percentage of revenue, was 59% for the fiscal year ending June 30, 2003, as compared with 60% for the fiscal year ended June 30, 2002. Management believes that the current percentages are in line with future expectations.

Operating expenses, as a percentage of revenue, were 54% for the fiscal year ended June 30, 2003, as compared with 35% for the prior year. This increase during the current operating period is primarily the result of lower sales volume and increases in rent, advertising and payroll.

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


                         LIQUIDITY AND CAPITAL RESOURCES

At the end of fiscal year 2003, working capital was $(208,427), a decrease of $(180,999) over the prior fiscal year. The decrease in working capital was primarily due to a decrease in sales. Cash flow from operating activities decreased to $35,863 for the current fiscal year, from $310,741 in the year ending June 30, 2002. This decrease resulted from the previously described decrease in revenue.

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

On June 2, 2000, the Company formed a subsidiary, Net e-Vantage, Inc. (Net e)., to acquire product lines, services and major brand names through direct manufacturer relationships and authorized distributors. In May 2001, the company sold a majority of its interest in Net e for $365,000 which was payable by means of a promissory note due in May 2002. The sale resulted in a gain of $365,000. As of June 30, 2002, no payments had been received on the note and Net e was insolvent. Accordingly, the note was deemed uncollectible and the note receivable balance was expensed, net of a tax benefit of $55,100, under Discontinued Operations on the Statements of Operations.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are attached.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a.  CONTROLS AND PROCEDURES.

Based on the evaluation of the Company's disclosure controls and procedures by Daniel Fasano, the Company's Chief Executive and Financial Officer, as of a date within 90 days of the filing date of this annual report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and as a result, no corrective actions with regard to significant deficiencies and material weaknesses were required.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS


NAME                      AGE           POSITION WITH THE COMPANY
----                      ---           -------------------------

Daniel M. Fasano          41             Chairman, Chief Executive Officer, and
                                         President


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

Frank T. Costanzo resigned as a director of the Company in September 2003.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and 10% holders of the Company's outstanding common stock to file with the SEC reports of their ownership and changes in ownership held by such persons. During the fiscal year ended June 30, 2003 the Company is not aware that any person did not file reports which were required within time periods specified by the rules of the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information for fiscal 2002 concerning compensation paid or accrued by us to Mr. Fasano for services rendered in all capacities to the Company. No other executive officer of the Company was paid an annual salary and bonus in excess of $100,000 during such period.

                           SUMMARY COMPENSATION TABLE
                                                                              Other
                                                                            Annual
                                  Year         Salary ($)                Compensation ($)
Name and Principal Position      Ending          (1)           Bonus          (2)
---------------------------      ------        ---------       -----      --------------


Daniel M. Fasano                 6/30/03       150,000           -0-         12,000
CEO                              6/30/02       137,500           -0-         12,000
                                 6/30/01       125,000           -0-         12,000

(1) Mr. Fasano has agreed to defer part of his salary until such time the Company's cash position will allow for the payment of his salary. As of June 30, 2003 the salary owed to Mr. Fasano was $219,000.

(2) These amounts are payments for the business use of Mr. Fasano's personal vehicle.

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

STOCK OPTIONS GRANTED IN FISCAL 2001

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 2002 by (i) each person who is known by the Company based on the records of the Company's transfer agent and relevant documents filed with the SEC to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each officer and director of the Company, and (iii) all officers and directors of the Company as a group.


NAME                                AMOUNT AND NATURE OF      PERCENT OF COMMON
AND ADDRESS                         BENEFICIAL OWNERSHIP(1)   STOCK OUTSTANDING
-----------                        ------------------------   -----------------

Daniel M. Fasano                         3,879,166                   16.4%
  244 Innovation Way, Bldg 10,
  Rochester, NY 14624

Daniel J. Fasano                         3,000,000                   12.6%
  13 Fox Tail Lane
  Rochester, NY 14624

Conrad Promotions, LLC                   2,500,000                   10.6%
  15034 North 40th Place
  Phoenix, AZ 85032

Emanuel Tarboti                          1,500,000(2)                 6.3%
  P.O. Box 1767 Rancho
  Santa Fe, CA 92067

Frank T. Costanzo                        2,703,834                   11.4%
  651 W. Mountain Vista Drive
  Phoenix, AZ  85045

All Directors and Executive Officers
   as a group (1 person)                 3,879,166                   16.4%

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) Voting rights pertaining to Mr. Torbati's shares are exercised by the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Daniel M. Fasano, an officer, director and principal shareholder of the Company, controls Web Marketing FX and Boo Boo Marketing, LLC. See Note I to the Company's financial statements for information pertaining to transactions between the Company and these entities.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8 K

 (a) EXHIBITS:

         EXHIBIT
         NUMBER                DESCRIPTION OF EXHIBIT
         ------                ----------------------

         3 (i)             Articles of Incorporation (1)
         3 (ii)            By-laws (1)
         4                 Form of Common Stock Certificate (1)
        10.1               Employment Contract of Daniel M. Fasano (1)
        21                 Subsidiaries (1)
        31                 Rule 13a-14(a)/15d-14(a) certifications
        32                 Section 1350 certifications

(1) Incorporated by reference to the same Exhibits filed as part of the Company's Form 10-SB.

 (b) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2003.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company and its subsidiaries for the years ended June 30, 2003 and June 30, 2002 by Rotenberg & Co., LLP, the Company's independent auditors:

                                                  Year Ended June 30,
                                                2003              2002
                                               -------           -------
                   Audit Fees                $  16,750          $ 16,725
                   Audit-Related Fees        $     -0-          $    -0-
                   Tax Fees                  $   6,960          $    750
                   All Other Fees            $     -0-          $  1,250


Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Forms 10-QSB for the fiscal year. The Company does not have an Audit Committee. The Company's Board of Directors has not adopted any polices or procedures for the pre-approval of non-audit services. The Company's Board of Directors has considered the role of Rotenberg & Co., LLP in providing audit, audit-related and tax services to the Company and its subsidiaries and has concluded that such services are compatible with Rotenberg & Co., LLP's role as the Company's independent auditor.

                            ONTV, INC. & SUBSIDIARIES
                            (A DELAWARE CORPORATION)
                               Rochester, New York

                        --------------------------------
                                FINANCIAL REPORTS
                                       AT
                                  JUNE 30, 2003
                        --------------------------------

ONTV, INC. & SUBSIDIARIES
(A Delaware Corporation)
Rochester, New York


TABLE OF CONTENTS
------------------------------------------------------------------------------


Independent Auditors' Report                                         1

Consolidated Balance Sheets at June 30, 2003 and 2002                2

Consolidated Statements of Changes in Stockholders' Equity
 for the Years Ended June 30, 2003, and 2002                         3

Consolidated Statements of Operations for the Years Ended
 June 30, 2003 and 2002                                              4

Consolidated Statements of Cash Flows for the Years Ended
 June 30, 2003 and 2002                                             5-6

Notes to Consolidated Financial Statements                          7-15

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Stockholders
ONTV, Inc. & Subsidiaries
(A Delaware Corporation)
Rochester, New York


      We have audited the accompanying consolidated balance sheets of ONTV, Inc. & Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of changes in stockholders' equity, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ONTV, Inc. & Subsidiaries as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ Rotenberg & Co., LLP


Rotenberg & Co., LLP
Rochester, New York
  August 7, 2003

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
June 30,                                                  2003            2002
-------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                             $  46,374       $  96,914
Inventory                                               249,987         177,414
Prepaid Expenses and Security Deposits                    6,667           6,667
-------------------------------------------------------------------------------

Total Current Assets                                    303,028         280,995

Property and Equipment - Net of Accumulated              61,753          65,182
Depreciation

Other Assets
Accounts Receivable - Related Party                      37,850          37,850
Due from Officer                                         82,193          79,101
Intangible Assets - Net of Accumulated Amortization   2,718,338       2,877,085
Investments in Affiliates                               106,378         105,308
-------------------------------------------------------------------------------

Total Assets                                        $ 3,309,540     $ 3,445,521
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses                 $ 175,935       $ 125,923
Accounts Payable and Accrued Expenses -
    Related Parties                                     274,300         122,500
Notes Payable - Due Within One Year                      61,220          60,000
--------------------------------------------------------------------------------

Total Current Liabilities                               511,455         308,423

Other Liablities
Notes Payable - Due After One Year                    2,256,248       2,277,397
-------------------------------------------------------------------------------

Total Liabilities                                     2,767,703       2,585,820
-------------------------------------------------------------------------------

Stockholders' Equity
Common Stock:  $.001 Par; 100,000,000 Shares
         Authorized,
         23,720,861 Shares Issued; and
         23,593,361 Shares Outstanding                   23,721          23,721

Additional Paid-In Capital                            1,052,099       1,052,099
Retained Earnings (Deficit)                            (514,774)       (196,910)
-------------------------------------------------------------------------------
                                                        561,046         878,910
Less: Stock Held in Trust                                 1,500           1,500
          Treasury Stock - 127,500 Shares at Cost        17,709          17,709
-------------------------------------------------------------------------------

Total Stockholders' Equity                              541,837         859,701
-------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity          $ 3,309,540     $ 3,445,521
===============================================================================

   The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------------
                                                           Additional      Retained                                  Total
                                Number         Common       Paid-In        Earnings     Stock Held    Treasury    Stockholders'
                               of Shares       Stock        Capital       (Deficit)     in Trust        Stock         Equity
-------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2001        23,720,861     $ 23,721     $ 1,052,099     $ 15,682      $(1,500)    $(12,087)      $ 1,077,915

Purchase   of   Treasury
Stock -  70,000 Shares                 --           --              --           --           --       (5,622)           (5,622)

Net Loss                               --           --              --     (212,592)          --           --          (212,592)
--------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2002        23,720,861       23,721       1,052,099     (196,910)      (1,500)     (17,709)          859,701

Net Loss                               --           --              --     (317,864)          --           --          (299,864)
--------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2003        23,720,861     $ 23,721     $ 1,052,099    $(514,774)     $(1,500)    $(17,709)        $ 559,837
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

Years Ended June 30,                                  2003              2002
-------------------------------------------------------------------------------

Revenues, Net of Returns                        $   2,579,301     $ 3,538,297


Cost of Goods Sold                                  1,518,046       2,138,267
-------------------------------------------------------------------------------

Gross Profit                                        1,061,255       1,400,030
-------------------------------------------------------------------------------
Expenses
Advertising                                           254,368         237,564
Amortization                                          212,967         182,794
Depreciation                                           12,591           8,386
Interest                                                   20             343
Legal and Accounting                                   53,800          50,206
Payroll and Payroll Taxes                             397,228         304,992
Shipping Supplies                                      30,919          49,845
Other Expenses                                        429,334         414,382
-------------------------------------------------------------------------------
Total Expenses                                      1,391,227       1,248,512
-------------------------------------------------------------------------------

Operating Income (Loss) Before Other Income
  and (Expenses) and Provision for Income Taxes      (329,972)        151,518

Other Income and (Expenses)
Other Income                                           13,475          37,706
Equity in Income (Loss) of Unconsolidated Investments   1,070          (1,387)
Loss from Impairment of Investment in Affiliate (Note      --         (31,829)
E)
-------------------------------------------------------------------------------

Income (Loss) Before Provision for Income Taxes      (315,427)        156,008

Provision for Income Taxes                              2,437          55,100
-------------------------------------------------------------------------------

Income (Loss) from Continuing Operations             (317,864)        100,908

Discontinued Operations (Note J)
   Loss from Impairment of Note Receivable from
   Significant Disposition of Subsidiary, Net of
   Tax Benefit of $55,100                                  --        (313,500)
-------------------------------------------------------------------------------

Net Loss                                           $ (317,864)      $(212,592)
==============================================================================

EARNINGS PER SHARE
==============================================================================

Weighted Average Number of Common Shares
  Outstanding                                      23,593,361      23,637,114

Income (Loss) from Continuing Operations
     per Common Share - Basic and Diluted        $      (0.01)    $      0.00

Net Loss Per Common Share - Basic and Diluted    $      (0.01)    $     (0.01)
==============================================================================

The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

Years Ended June 30,                                   2003              2002
-------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Loss                                           $(317,864)        $(212,592)

Adjustments to Reconcile Net Loss
  To Net Cash Flows from Operating Activities:
Amortization                                         212,967           182,794
Bad Debts                                                 --             3,373
Depreciation                                          12,591             8,386
Loss from Impairment of Note Receivable - Related         --           368,600
Party
Equity in (Income) Loss of Unconsolidated
   Investments                                        (1,070)            1,387
Loss from Impairment of Investment in Affiliate           --            31,829

Changes in Assets and Liabilities:
Accounts Receivable                                       --            (3,373)
Accounts Receivable - Related Party                       --              (540)
Inventory                                            (72,573)          (95,468)
Prepaid Expenses and Security Deposits                    --            (4,167)
Accounts Payable and Accrued Expenses                 50,012           (31,447)
Accounts Payable and Accrued Expenses - Related      151,800            61,959
   Parties
-------------------------------------------------------------------------------

Net Cash Flows From Operating Activities              35,863           310,741
-------------------------------------------------------------------------------

Cash Flows from Investing Activities
Investments in Affiliates                                 --            (5,000)
Acquisition of Property and Equipment                 (9,162)          (43,103)
Acquisition of Intangible Assets                     (54,220)          (48,282)
-------------------------------------------------------------------------------

Net Cash Flows from Investing Activities             (63,382)          (96,385)
-------------------------------------------------------------------------------

Cash Flows from Financing Activities
Advances to Officer                                   (3,092)          (18,570)
Repayment of Debt                                    (19,929)          (94,503)
Purchase of Treasury Stock                                --            (5,622)
------------------------------------------------------------------------------

Net Cash Flows from Financing Activities             (23,021)         (118,695)
------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents              (50,540)           95,661

Cash and Cash Equivalents - Beginning of Year         96,914             1,253
-------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Year             $ 46,374          $ 96,914
==============================================================================
The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

--------------------------------------------------------------------------------
Years Ended June 30,                                    2003              2002
-------------------------------------------------------------------------------
Supplemental Disclosures
-------------------------------------------------------------------------------
Interest Paid                                       $    20           $   343
Income Taxes Paid                                   $ 2,437           $ 9,155
==============================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
------------------------------------------------------------------------------
Loss from Impairment of Note Receivable from
  Significant Disposition of Subsidiary             $    --         $ 368,600
Loss from Impairment of Investment of Affiliate     $    --         $  31,829
==============================================================================




The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A Delaware Corporation)
Rochester, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note A - Nature of Operations

        ONTV, Inc. (the "Company") was formed on February 29, 1996 under the laws of the State of Delaware. The Company has since merged with other companies as well as acquired the stock of other companies. The Company is authorized to issue 100,000,000 shares of common stock $.001 par value. The Company is also authorized to issue 5,000,000 shares of preferred stock. There were no preferred shares issued or outstanding at June 30, 2003. The structure of common stock consists of 80,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. The Company is primarily engaged in retail sales of general merchandise and consumer goods.

        Principles of Consolidation

        The consolidated financial statements include the accounts of ONTV, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Segment Data, Geographic Information and Significant Customers

        The Company operates in one industry segment and generates revenue from customers throughout the United States. Previously, the Company operated in two industry segments, but during the year ended June 30, 2002, the Company ceased the activities of its website hosting and development segment.

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

ONTV, INC. & SUBSIDIARIES
(A Delaware Corporation)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note B -  Summary of Significant Accounting Policies - continued

        Due from Officer

        Due from officer consists of short-term advances due on demand. The amount due from officer bears no interest and contains no formal repayment terms. During the year ended June 30, 2003 and 2002, the Company made advances to officer of $3,092 and $18,570, respectively.

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

        Marketing Rights

        The Company has entered into an alliance and marketing agreement with Coastal Sales Associates ("CSA") (an unrelated party) which grants the Company exclusive marketing rights via the Internet and digital cable television to products owned by CSA. The Company will amortize the cost of this agreement as a charge to operations when marketing of CSA products commences. The Company will begin to amortize the rights in July 2003, ratably over 5 years.

        Impairment of Marketing Rights

        The Company has adopted the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

        The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets for the years ended June 30, 2003 or 2002.


                                                                - continued -

ONTV, INC. & SUBSIDIARIES
(A Delaware Corporation)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note B -   Summary of Significant Accounting Policies - continued

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

        The Company had an equity investment of 23% in a non-majority owned affiliate. The investment was accounted for under the equity method. Under the equity method the Company records its pro rata share of income or loss of the investee as part of the investors net income with a corresponding adjustment to the carrying value of the investment. Dividends received from the investee are also recorded as an adjustment to the carrying value of the investments. A principal stockholder in ONTV, Inc. also held a material interest in the affiliate. On June 30, 2002, the carrying value of this equity investment was reduced to $-0-by impairment, due to inactivity and no expected future benefit from the affiliate.

        Revenue Recognition

        Revenue from product sales are recognized when both the goods are shipped and the customer's right of return has expired.

        Advertising Expenses

        Advertising expenses are charged against operations during the period incurred, except for direct-response advertising costs, which are capitalized and amortized over periods not exceeding one year. Advertising expenses charged against operations were $254,368 and $237,564 for the years ended June 30, 2003 and 2002, respectively. The Company did not incur any direct-response advertising costs during the years ended June 30, 2003 and 2002.

        Provision for Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. There were no deferred tax assets or liabilities at June 30, 2003 and 2002.

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

                                                                 - continued -

ONTV, INC. & SUBSIDIARIES
(A Delaware Corporation)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note B -  Summary of Significant Accounting Policies - continued

        Net Income (Loss) Per Common Share

        Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic Earnings Per Share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since no common stock equivalents were outstanding for the years ended June 30, 2003 and 2002.

        Concentrations of Credit Risk

        Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, which may at times exceed federally insured limits. The Company had no cash balances that exceeded insured limits at June 30, 2003 or 2002. Cash is placed primarily in high quality short term interest bearing financial instruments. There were no significant customers for the fiscal years ending June 30, 2003 and 2002. The company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business. The Company does not foresee a credit risk with these receivables and accordingly no allowance for doubtful accounts has been recorded.

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

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note C -  Property and Equipment

         Property and equipment are recorded at cost and consisted of the following:

        -----------------------------------------------------------------------
        June 30,                                             2003        2002
        -----------------------------------------------------------------------

        Warehouse Equipment                               $ 12,446    $ 12,446
        Office Furniture and Equipment                      46,342      40,654
        Computer Equipment                                  15,177      12,003
        Leasehold Improvements                              13,255      12,955
        -----------------------------------------------------------------------
                                                          $ 87,220    $ 78,058
        Less:  Accumulated Depreciation                     25,467      12,876
        ----------------------------------------------------------------------

        Net Property and Equipment                        $ 61,753    $ 65,182
        ======================================================================

        Depreciation expense for the years ended June 30, 2003 and 2002 was $12,591 and $8,386, respectively.

Note    D - Intangible Assets Intangible assets consisted of the following:

        -----------------------------------------------------------------------
        June 30,                                           2003        2002
        -----------------------------------------------------------------------

        Website Development and Domain Name           $  2,997,854  $2,943,634

        Marketing Rights                                    97,906      97,906
        Trademarks                                          15,382      15,382
        Other                                                3,575       3,575
        -----------------------------------------------------------------------
                                                      $  3,114,717  $3,060,497

        Less:  Accumulated Amortization                    396,379     183,412
        -----------------------------------------------------------------------

        Net Intangible Assets                          $ 2,718,338  $2,877,085
        =======================================================================

        Amortization expense for the years ended June 30, 2003 and 2002 was $212,967 and $182,794, respectively.

        Estimated annual amortization expense for the five years succeeding June 30, 2003 are as follows:

              2004          2005           2006           2007           2008
        -----------------------------------------------------------------------
          $ 211,094      $ 211,053      $ 204,927      $ 204,927      $ 204,159
        =======================================================================

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note E -  Investments In Affiliates - At Equity

        Investments in affiliates, in which the company owns between 20% and 50% ownership consists of the following at June 30:

        -----------------------------------------------------------------------
                                        Tirk           Ronco     What-A-Limited,
                                     Enterprises,     Holding         Inc.
         2002                            Inc.        Group, Inc.
        -----------------------------------------------------------------------

        Balance, Beginning of Year     $ 63,547      $ 31,829       $ 38,148
        Additional Investments            5,000            --             --
        Loss From Investee               (1,387)           --             --
        Loss From Impairment                 --       (31,829)            --
        ----------------------------------------------------------------------

        Investment in Affiliates       $ 67,160      $     --       $ 38,148
         ======================================================================

                                         Tirk          Ronco     What-A-Limited,
                                     Enterprises,     Holding         Inc.
         2003                            Inc.        Group, Inc.
        -----------------------------------------------------------------------

        Balance, Beginning of Year     $ 67,160      $     --       $ 38,148
        Income From Investee              1,070            --             --
        -----------------------------------------------------------------------

        Investment in Affiliates       $ 68,230      $     --       $ 38,148
        =======================================================================

        The carrying amount of the investment approximates the ownership percentage in the net assets for the periods presented.

        On June 30, 2002, the equity investment in Ronco Holding Group, Inc. was deemed to be impaired, due to inactivity and no expected future benefit from the affiliate. Accordingly, the Company's carrying value of this equity investment has been reduced to $-0-.

Note F - Notes Payable

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

                                                                 - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note F -  Notes Payable - continued

        In October 2001, the Company renegotiated the purchase price of the domain name "As Seen on TV.com". The purchase price was adjusted from $5,000,000 down to $2,800,000 in exchange for 2,500,000 shares of ONTV, Inc. common stock. The renegotiated note payable requires monthly payments of a minimum of $5,000 or 5% of monthly gross sales until October 2005, at which time, the Company will have 45 days to pay the remaining balance in full. The domain name is the only collateral on the renegotiated note. Should the Company default on the renegotiated note, the domain name could revert back to the seller, and the Company would forfeit all stock and cash paid to date. The balance of the note at June 30, 2003 and 2002 was $2,316,248 and $2,337,397, respectively. As of
        June 30, 2003, the Company was delinquent in making their required monthly payments and is in negotiations with the note holder to restructure the terms of the outstanding balance on the note payable. Management expects to retain ownership of the domain name as a result of the negotiations.

        Annual maturities of note payable for the five years succeeding June 30, 2003 are as follows:

             2004           2005           2006           2007           2008
        ----------------------------------------------------------------------
         $ 60,000        $ 60,000      $ 2,196,248       $   --        $   --
         =====================================================================

        In June 2000, ONTV, Inc. entered into a loan agreement with an unrelated entity in the amount of $250,000. This note is for working capital and is secured by a promissory note and 1,500,000 shares of common stock. These shares are issued and are being held in trust by the Company at June 30, 2003 and 2002. All rights associated with these shares remain with ONTV, Inc. The note was due in full on May 16, 2002 together with accrued interest. The note was in default at June 30, 2002 and remains in default at June 30, 2003. The Company and lender are currently renegotiating new payment terms.

        Concurrent with the sale of the Company's equity interest in its subsidiary Net e-Vantage, Inc. on May 16, 2001, this note became the obligation of Net e-Vantage, Inc. ONTV, Inc. continues to guarantee the note and maintains the 1,500,000 shares of ONTV, Inc. common stock as collateral in trust, approximately worth $45,000 on June 30, 2003.

Note G -  Line of Credit

        The Company has a line of credit with Key Bank, NA for $10,000 with interest at the prime rate plus three percent. The balance was $1,220 and $-0- at June 30, 2003 and 2002, respectively.

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

                                                               - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note H -Leases - continued

        Under the current lease, the Company is obligated by a five-year lease with an unrelated entity, commencing June 1, 2002 with a monthly rent of $6,667. Future minimum lease payments for the five years succeeding June 30, 2003 are as follows:

           2004        2005         2006         2007         2008       Total
        -----------------------------------------------------------------------
        $ 80,000     $ 80,000    $ 80,000     $ 80,000     $ 20,000   $ 340,000
         ======================================================================

  Rent expense for the years ended June 30, 2003 and 2002 was $73,357 and $34,973, respectively.

Note I - Related Party Transactions

        Related party transactions consisted of transactions with Web Marketing FX and the Company. The owner of Web Marketing FX is also a principal shareholder of the Company. The net receivable balance was $37,850 at June 30, 2003 and 2002. Web Marketing FX provided online access services to the Company in the amount of $87,100 and $82,000 for the years ended June 30, 2003 and 2002, respectively.

        Related party transactions also consisted of transactions between Boo Boo Marketing, LLC and the Company. The owners of Boo Boo Marketing, LLC are also principal shareholders of the Company. Boo Boo Marketing, LLC provided merchandise for resale to the Company in the amount of $144,300 and $-0- for the years ended June 30, 2003 and 2002, respectively. The accounts payable balance was $55,300 and $-0- at June 30, 2003 and 2002, respectively.

        The Company's President has agreed to defer part of his salary until such time the Company's cash position will allow for payment of his full salary. As of June 30, 2003 and 2002, the accrued salary balance was $219,000 and $120,000, respectively.

Note J -  Discontinued Operations

        On May 16, 2001, the Company elected to sell approximately 80% of its 57% equity interest in its majority-owned subsidiary Net e-Vantage, Inc. (Net e) to Net e, in exchange for a promissory note of $365,000. The Company no longer accounts for Net e as a majority - owned subsidiary in its consolidated financial statements. The sale resulted in a gain of $365,000.

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

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note K -  Contingencies

        The Company has been named a defendant in a lawsuit. While the Company may prevail, it is possible that the Company may be liable for the amount of the claim. The Company believes that in the event the outcome is unfavorable, the amount can be settled for approximately $16,500. Accordingly, this amount has been recorded in the accompanying financial statements.

        The Company has filed a lawsuit against one of its vendor for breach of contract for failing to provide proper services. The vendor has filed a counterclaim against the Company for breach of contract for failing to pay invoices for services rendered. The Company intends to defend its position, but due to this case still be in the discovery stage, no estimate of possible gain or loss can be made, and accordingly, no provision for possible gain or loss has been made in the accompanying financial statements.

        The Company had been named a defendant in a lawsuit for trademark infringement. In accordance with the settlement that was reached between the parties, the Company will pay the plaintiff $18,000, and accordingly, this amount has been recorded in the accompanying financial statements.

        The Company is currently involved in two additional civil actions as a defendant. Both actions are currently in the initial stages of discovery. Therefore, no estimate of possible gain or loss can be made, and accordingly, no provision for possible gain or loss has been made in the accompanying financial statements.

Note L - Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 applies to all exit or disposal activities initiated after December 31, 2002.

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

        The Company has adopted SFAS 146 and SFAS 148, as of January 1, 2003, and has determined that they have had no impact on the financial position and results of its operations for the period ended June 30, 2003.

                                   SIGNATURES


In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the __ day of October, 2003.

                                   ONTV, INC.

                                  By /s/ Daniel M. Fasano
                                     ---------------------------------------
                                     Daniel M. Fasano, Chief Executive and
                                     Financial Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date


/s/ Daniel M. Fasano
--------------------------
Daniel M. Fasano                    Director             October 10, 2003