Form 10QSB
period 2003-09-30
ONTV INC
filed 2003-11-19
CIK 1011550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934


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

              Class                             Outstanding at November 19, 2003
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


























                           ONTV, INC. & SUBSIDIARIES
                            (A DELAWARE CORPORATION)
                              Rochester, New York


                                FINANCIAL REPORTS
                                       AT
                               SEPTEMBER 30, 2003

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


                               TABLE OF CONTENTS


Consolidated Balance Sheets at September 30, 2003
(Unaudited) and June 30, 2003                                           F-2

Consolidated Statements of Changes in Stockholders'
Equity for the Three Months Ended September 30, 2003
and 2002 (Unaudited) and for the Year Ended June 30,
2003                                                                    F-3

Consolidated Statements of Operations for the Three
Months Ended September 30, 2003 and 2002 (Unaudited)                    F-4

Consolidated Statements of Cash Flows for the Three
Months Ended September 30, 2003 and 2002 (Unaudited)                    F-5

Notes to Consolidated Financial Statements                       F-6 to F-7

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED BALANCE SHEETS

                                                      (Unaudited)
                                                     September 30,    June 30,
ASSETS                                                    2003          2003
                                                     -------------    --------
Current Assets
Cash and Cash Equivalents                              $ 13,603      $ 46,374
Inventory                                               217,500       249,987
                                                     ----------    ----------

Total Current Assets                                    231,103       296,361

Property and Equipment - Net of Accumulated
     Depreciation                                        59,437        61,753

Other Assets
Accounts Receivable - Related Party                      37,850        37,850
Deposits                                                  6,667         6,667
Due from Officer                                         82,193        82,193
Intangible Assets - Net of Accumulated
 Amortization                                         2,584,124     2,718,338
Investments in Affiliates                               106,513       106,378
                                                     ----------    ----------
Total Assets                                        $ 3,107,887   $ 3,309,540
                                                     ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses               $   201,628   $   175,935
Accounts Payable and Accrued Expenses -
 Related Parties                                        289,300       274,300
Notes Payable - Due Within One Year                      61,704        61,220
                                                     ----------    ----------
Total Current Liabilities                               552,632       511,455

Other Liabilities
Notes Payable - Due After One Year                    2,251,248     2,256,248
                                                     ----------    ----------
Total Liabilities                                     2,803,880     2,767,703
                                                     ----------    ----------

Stockholders' Equity
Common Stock:$.001 Par; 100,000,000
 Shares Authorized;
      23,720,861 Shares Issued; and
      23,593,361 Shares Outstanding                      23,721        23,721
Additional Paid-In Capital                            1,052,099     1,052,099
Accumulated Deficit                                    (752,604)     (514,774)
                                                     ----------    ----------
                                                        323,216       561,046
Less: Stock Held in Trust                                 1,500         1,500
      Treasury Stock - 127,500 Shares, at Cost           17,709        17,709
                                                     ----------    ----------
Total Stockholders' Equity                              304,007       541,837
                                                     ----------    ----------
Total Liabilities and Stockholders' Equity          $ 3,107,887   $ 3,309,540
                                                     ==========    ==========


The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                        Additional                                             Total
                                 Number       Common     Paid-In     Accumulated  Stock Held   Treasury     Stockholders'
                               of Shares      Stock      Capital       Deficit     in Trust      Stock         Equity
                               -----------------------------------------------------------------------------------------

Balance - June 30, 2002       23,720,861    $ 23,721   $ 1,052,099    $(196,910)   $(1,500)    $(17,709)     $ 859,701

Net Loss for the Period
   (Unaudited)                        --          --            --     (112,292)        --           --       (112,292)

Balance - September 30,
   2002 (Unaudited)           23,720,861      23,721     1,052,099     (309,202)    (1,500)     (17,709)       747,409

Net Loss for the Period
   (Unaudited)                        --          --            --     (205,572)        --           --       (205,572)

Balance - June 30, 2003       23,720,861      23,721     1,052,099     (514,774)    (1,500)     (17,709)       541,837

Net Loss for the Period
   (Unaudited)                        --          --            --     (237,830)        --           --       (237,830)

Balance - September 30,
  2003 (Unaudited)            23,720,861    $ 23,721   $ 1,052,099    $(752,604)   $(1,500)    $(17,709)     $ 304,007






The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended September 30,                            2003         2002

Revenues, Net of Returns                                $ 612,748     $ 545,683

Cost of Goods Sold                                        408,533       335,640
                                                      -----------   -----------
Gross Profit                                              204,215       210,043
                                                      -----------   -----------
Expenses
      Advertising                                          86,443        59,250
      Amortization                                         53,154        56,002
      Depreciation                                          3,275         2,904
      Interest                                                 21            --
      Legal and Accounting                                 11,000         2,975
      Payroll and Payroll Taxes                            77,775       106,322
      Shipping Supplies                                     6,857        10,444
      Other Expenses                                      105,749        94,452
                                                      -----------   -----------
Total Expenses                                            344,274       332,349
                                                      -----------   -----------
Operating Loss Before Other Income
  and (Expenses) and Provision for Taxes                 (140,059)     (122,306)

Other Income and (Expenses)
Other Income                                                   --         7,505
Equity in Income (Loss) of Unconsolidated
 Investments                                                  135         3,859
Loss from Impairment of Marketing Rights                  (97,906)           --
                                                      -----------   -----------
Income Before Provision for Income Taxes                 (237,830)     (110,942)

Provision for Income Taxes                                     --         1,350
                                                      -----------   -----------
Net Loss for the Period                                 $(237,830)    $(112,292)
                                                      ===========   ===========

EARNINGS PER SHARE

Weighted Average Number of Common Shares
  Outstanding                                          23,593,361    23,593,361

Net Loss Per Common Share - Basic and Diluted         $     (0.01)  $     (0.01)
                                                      ===========   ===========



The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


Three Months Ended September 30,                          2003          2002

Cash Flows from Operating Activities

Net Loss for the Period                               $(237,830)     $(112,292)

Adjustments to Reconcile Net Loss for the Period
  To Net Cash Flows from Operating Activities:
Amortization                                             53,154         56,002
Depreciation                                              3,275          2,904
Equity in Income of Unconsolidated Investments             (135)        (3,859)
Loss from Impairment of Marketing Rights                 97,906             --

Changes in Assets and Liabilities:
Inventory                                                32,487        (64,086)
Accounts Payable and Accrued Expenses                    25,693         (2,757)
Accounts Payable and Accrued Expenses -
 Related Parties                                         15,000         69,500
                                                      -----------   -----------
Net Cash Flows From Operating Activities                (10,450)       (54,588)

Cash Flows from Investing Activities
Acquisition of Property and Equipment                      (959)        (5,771)
Acquisition of Intangible Assets                        (16,846)       (16,744)
                                                      -----------   -----------
Net Cash Flows from Investing Activities                (17,805)       (22,515)

Cash Flows from Financing Activities
Advances to Officer                                          --         (3,093)
Repayment of Notes Payable                               (4,516)        (6,149)
                                                      -----------   -----------
Net Cash Flows from Financing Activities                 (4,516)        (9,242)
                                                      -----------   -----------
Net Change in Cash and Cash Equivalents                 (32,771)       (86,345)

Cash and Cash Equivalents - Beginning of Period          46,374         96,914
                                                      -----------   -----------
Cash and Cash Equivalents - End of Period              $ 13,603        $10,569
                                                      ===========   ===========
Supplemental Disclosures
Interest Paid                                          $     21        $    --
Income Taxes Paid                                      $     --        $ 1,350
                                                      ===========   ===========


The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -  Basis of Presentation
          The condensed consolidated financial statements of ONTV, Inc. & subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included elsewhere herein in the Company's Form 10-KSB and other reports filed with the SEC.

          The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

          Reclassifications
          Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

Note B -  Impairment of Marketing Rights
          The Company has adopted the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

          The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, the Company has determined that the full value of the marketing rights in connection with the alliance and marketing agreement with Coastal Sales Associates (an unrelated party) are impaired. As such, the Company has charged operations during the three months ended September 30, 2003 for $97,906.

          There were no additional adjustments to the carrying value of the remaining long-lived assets for the three months ended September 30, 2003 or 2002.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C -  Notes Payable
          In January 2000, the Company entered into an agreement with an unrelated entity to acquire the domain name "As Seen on TV.com" for $5,000,000. The consideration included cash of $25,000 and a non-interest bearing promissory note of $4,975,000. The note was collateralized by 2,100,000 shares of ONTV, Inc. common stock, which are held in escrow, and the domain name. The terms of the note required a payment of $150,000 due on July 18, 2000 with the balance of the note due on April 18, 2001. The debt is non-recourse and should the company default on the note terms, the domain name would revert back to the seller, and the company would forfeit the stock given as collateral.

          In October 2001, the Company renegotiated the purchase price of the domain name "As Seen on TV.com". The purchase price was adjusted from $5,000,000 down to $2,800,000 in exchange for 2,500,000 shares of
          ONTV, Inc. common stock. The renegotiated note payable requires monthly payments of a minimum of $5,000 or 5% of monthly gross sales until October 2005, at which time, the Company will have 45 days to pay the remaining balance in full. The domain name is the only collateral on the renegotiated note. Should the Company default on the renegotiated note, the domain name would revert back to the seller, and the Company would forfeit all stock and cash paid to date. The balance of the note, included in notes payable in the accompanying financial statements, at September 30, 2003 (unaudited) and June 30, 2003 was $2,311,248 and $2,316,248, respectively. As of September 30, 2003, the Company was delinquent in making their required monthly payments and is in negotiations with the note holder to restructure the terms of the outstanding balance on the note payable. Management expects to retain ownership of the domain name as a result of the negotiations.

Note D -  Contingencies
          The Company had been named a defendant in a lawsuit for trademark infringement. In accordance with the settlement that was reached between the parties, the Company will pay the plaintiff $18,000, and accordingly, this amount has been recorded in the accompanying financial statements. This settlement amount was paid in full subsequent to the period ended September 30, 2003.

          The Company was involved in a litigation action as the defendant. Subsequent to the period ended September 30, 2003, a ruling was made in favor of the Company. Compensatory damages have not been determined as of the date of these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains certain statements of a forward-looking nature relating to future events or the future financial performance of ONTV, Inc. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by ONTV, Inc. with the Securities and Exchange Commission, including ONTV's Annual Report included in its annual filing on Form 10-KSB

RESULTS OF OPERATIONS

Three months ended September 30, 2003 compared with three months ended September 30, 2002.

Revenue for the fiscal quarter ended September 30, 2003 was $612,748, an increase of 12.3% over revenue of $545,683 for the quarter ending September 30, 2002. This improvement is primarily the resultant increase in sales due to the expanded product line available for sale.

Cost of goods sold, as a percentage of revenue, was 66.7% for the quarter ending September 30, 2003, as compared with 61.5% for the comparable period in 2002. The increase in the percentage is due to sales discounts offered during the quarter ended September 30, 2003, in an attempt to increase sales volumes.

Operating expenses, as a percentage of revenue, were 56.2% for the current quarter ending September 30, 2003, as compared with 60.9% for the comparable quarter ending September 30, 2002. The decrease is primarily due to the operating expenses remaining primarily flat during three months ended September 30, 2003, compared with September 30, 2002, while increasing revenue.

Other expenses for the three months ended September 30, 2003 were $97,906 and represented the write-off by impairment of the CSA Alliance marketing rights due to no future cash inflows expected.

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

                         LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 2003 was $(321,529), a decline of $106,435 since the beginning of the current fiscal year. Net cash used in operating activities was $(10,450) for the current fiscal quarter, compared to net cash used of $(54,588) for the three month period ended September 30, 2002. The decrease in working capital is primarily the result of the net loss.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Based on the evaluation of the Company's disclosure controls and procedures by Daniel Fasano, the Company's Chief Executive and Financial Officer, as of a date within 90 days of the filing date of this report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and as a result, no corrective actions with regard to significant deficiencies and material weaknesses were required.

                                    PART III


ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K

 (a)    Exhibits

    Number     Title

      31       Rule 13a-14(a) Certifications

      32       Section 1350 Certifications

 (b) Reports on Form 8-K

        During the three months ended September 30, 2003 the Company did not file any reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ONTV, Inc.


November 19, 2003                      By:/s/ Daniel M. Fasano
                                          ------------------------------
                                           Daniel M. Fasano
                                           Chief Executive and Financial Officer