Form 10QSB
period 2003-12-31
ONTV INC
filed 2004-02-17
CIK 1011550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period endedDecember 31, 2003
                                       or
    [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      Commission File Number 000-29249

                                   ONTV, Inc.
                         -----------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                          16-1499611
     ----------------                                 --------------------
(State or other jurisdiction of                    (IRS Employer Identification
 incorporation or organization)                            Number)


                          2444 Innovation Way, Bldg 10
                            Rochester, New York 14624
                    (Address of principal executive offices)

                                 (585) 295-8601
                            -----------------------
                           (Issuer's Telephone Number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 15 or 15 (d) or the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                              Outstanding at February 13, 2004
     ------------------                  -------------------------------------
    Common Stock, $.001 par value                  23,720,861

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

                            ONTV, INC. & SUBSIDIARIES
                            (A DELAWARE CORPORATION)
                               Rochester, New York

                        --------------------------------
                               FINANCIAL REPORTS
                                       AT
                               DECEMBER 31, 2003
                        --------------------------------

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


TABLE OF CONTENTS
------------------------------------------------------------------------------


Consolidated Balance Sheets at December 31, 2003 (Unaudited)
 and June 30, 2003                                                     F-2

Consolidated Statements of Changes in Stockholders' Equity for the Six
  Months Ended December 31, 2003 and 2002 (Unaudited)                  F-3

Consolidated Statements of Operations for the Three and Six Months
  Ended December 31, 2003 and 2002 (Unaudited)                         F-4

Consolidated Statements of Cash Flows for the Six Months Ended
  December 31, 2003 and 2002 (Unaudited)                                F-5

Notes to Consolidated Financial Statements                          F-6 - F-7

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
                                                  (Unaudited)
                                                   December 31,      June 30,
                                                      2003             2003
-------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                         $ 121,230        $  46,374
Inventory                                           201,271          249,987
--------------------------------------------------------------------------------

Total Current Assets                                322,501          296,361

Property and Equipment - Net of Accumulated          71,804           61,753
Depreciation
Other Assets
Accounts Receivable - Related Party                  37,850           37,850
Deposits                                              6,667            6,667
Due from Officer                                     82,193           82,193
Intangible Assets - Net of Accumulated
     Amortization                                 2,555,380        2,718,338
Investments in Affiliates                           106,654          106,378
-------------------------------------------------------------------------------
Total Assets                                    $ 3,183,049      $ 3,309,540
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses             $ 262,610        $ 175,935
Accounts Payable and Accrued Expenses - Related     326,550          274,300
Parties
Notes Payable - Due Within One Year                  64,074           61,220
-------------------------------------------------------------------------------

Total Current Liabilities                           653,234          511,455

Other Liabilities
Notes Payable - Due After One Year                2,248,748        2,256,248
-------------------------------------------------------------------------------

Total Liabilities                                 2,901,982        2,767,703
-------------------------------------------------------------------------------

Stockholders' Equity
Common Stock:  $.001 Par; 100,000,000 Shares
Authorized;    23,720,861 Shares Issued; and
               23,593,361 Shares                     23,721           23,721
Outstanding
Additional Paid-In Capital                        1,052,099        1,052,099
Accumulated Deficit                                (775,544)        (514,774)
-------------------------------------------------------------------------------
                                                    300,276          561,046
Less: Stock Held in Trust                            (1,500)          (1,500)
   Treasury Stock - 127,500 Shares at Cost          (17,709)         (17,709)
-------------------------------------------------------------------------------

Total Stockholders' Equity                          281,067          541,837
-------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity      $ 3,183,049      $ 3,309,540
===============================================================================



The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------
                                                    Common     Additional                                            Total
                                      Number        Stock       Paid-In    Accumulated   Stock Held   Treasury   Stockholders'
                                     of Shares   ($0.001 Par)   Capital      Deficit      in Trust     Stock        Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2002              23,720,861    $ 23,721   $ 1,052,099  $(196,910)   $ (1,500)   $ (17,709)    $ 859,701

Net Loss for the Period (Unaudited)          --          --            --    (75,022)         --           --       (75,022)
-------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002          23,720,861    $ 23,721   $ 1,052,099  $(271,932)    $(1,500)    $(17,709)    $ 784,679
(Unaudited)
-------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2003              23,720,861    $ 23,721   $ 1,052,099  $(514,774)    $(1,500)    $(17,709)    $ 541,837

Net Loss for the Period (Unaudited)          --          --            --   (260,770)         --           --      (260,770)
-------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2003          23,720,861    $ 23,721    $1,052,099  $(775,544)    $(1,500)    $(17,709)    $ 281,067
-------------------------------------------------------------------------------------------------------------------------------


ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------

                                        Three Months Ended            Six Months Ended
                                           December 31,                 December 31,
                                     --------------------------  ---------------------------
                                        2003           2002         2003           2002
--------------------------------------------------------------------------------------------

Revenues, Net of Returns             $1,204,045     $  787,964   $ 1,816,793    $1,333,647

Cost of Goods Sold                      754,816        414,920    1,163,349        750,560
--------------------------------------------------------------------------------------------

Gross Profit                            449,229        373,044      653,444        583,087
--------------------------------------------------------------------------------------------
Expenses
Advertising                             112,692         73,008      199,135        132,258
Amortization                             53,960         52,337      107,114        108,339
Depreciation                              4,075          3,336        7,350          6,240
Interest                                     15             --           36             --
Legal and Accounting                     61,816         16,695       72,816         19,670
Payroll and Payroll Taxes                99,146         99,922      176,921        206,244
Other Expenses                          140,608        100,303      253,214        205,199
--------------------------------------------------------------------------------------------
Total Expenses                          472,312        345,601      816,586        677,950
--------------------------------------------------------------------------------------------
Operating Income (Loss) Before
Other Income and (Expenses) and
Provision for Taxes                     (23,083)        27,443     (163,142)       (94,863)

Other Income and (Expenses)
  Other Income                                2          5,968            2         13,473
  Equity in Income of Unconsolidated
     Investments                            141          3,859          276          7,718
  Loss from Impairment of Marketing
     Rights                                  --             --      (97,906)            --
--------------------------------------------------------------------------------------------
Income (Loss) Before Provision for      (22,940)        37,270     (260,770)       (73,672)
Taxes

Provision for Taxes                           --            --            --         1,350
--------------------------------------------------------------------------------------------
Net Income (Loss) for the Period     $  (22,940)     $  37,720   $ (260,770)     $ (75,022)
============================================================================================

EARNINGS PER SHARE
--------------------------------------------------------------------------------------------

Weighted Average Number
  of Common Shares Outstanding        23,593,361    23,593,361   23,593,361     23,593,361

Net Income (Loss) Per Common Share
 - Basic and Diluted                 $      0.00   $      0.00  $     (0.01)   $      0.00
============================================================================================


ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------
Six Months Ended December 31,                              2003         2002
-------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Loss for the Period                                $(260,770)  $ (75,022)

Adjustments to Reconcile Net Loss for the Period
  To Net Cash Flows from Operating Activities:
Amortization                                            107,114      108,339
Depreciation                                              7,350        6,240
Equity in Income of Unconsolidated Investments             (276)      (7,718)
Loss from Impairment of Marketing Rights                 97,906           --

Changes in Assets and Liabilities:
Inventory                                                48,716     (176,102)
Accounts Payable and Accrued Expenses                    86,675       (6,897)
Accounts Payable and Accrued Expenses -
  Related Parties                                        52,250      131,300
-------------------------------------------------------------------------------

Net Cash Flows From Operating Activities                138,965      (19,860)
-------------------------------------------------------------------------------

Cash Flows from Investing Activities
Acquisition of Property and Equipment                   (17,401)      (5,771)
Acquisition of Intangible Assets                        (42,062)     (31,791)
------------------------------------------------------------------------------

Net Cash Flows from Investing Activities                (59,463)     (37,562)
-------------------------------------------------------------------------------

Cash Flows from Financing Activities
Advances to Officer                                          --       (3,092)
Advances from Line of Credit                              2,854           --
Repayment of Notes Payable                               (7,500)     (11,149)
------------------------------------------------------------------------------

Net Cash Flows from Financing Activities                 (4,646)     (14,241)
-------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                  74,856      (71,663)

Cash and Cash Equivalents - Beginning of Period          46,374       96,914
------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period             $ 121,230     $ 25,251
-------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
------------------------------------------------------------------------------

Interest Paid                                         $      36     $     --
Income Taxes Paid                                     $      --     $  1,350
-------------------------------------------------------------------------------

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

        Reclassifications
        Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation. The reclassifications made to the prior year have no impact on the net income (loss), or overall presentation of the consolidated financial statements.

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

        There were no additional adjustments to the carrying value of the remaining long-lived assets for the three and six months ended December 31, 2003 or 2002.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note C -    Note Payable
        In January 2000, the Company entered into an agreement with an unrelated entity to acquire the domain name "As Seen on TV.com" for $5,000,000. The consideration included cash of $25,000 and a non-interest bearing promissory note of $4,975,000. The note was collateralized by 2,100,000 shares of ONTV, Inc. common stock, which are held in escrow, and the domain name. The terms of the note required a payment of $150,000 due on July 18, 2000 with the balance of the note due on April 18, 2001. The debt is non-recourse and should the company default on the note terms, the domain name would revert back to the seller, and the company would forfeit the stock given as collateral.

        In October 2001, the Company renegotiated the purchase price of the domain name "As Seen on TV.com". The purchase price was adjusted from $5,000,000 down to $2,800,000 in exchange for 2,500,000 shares of ONTV, Inc. common stock. The renegotiated note payable requires monthly payments of a minimum of $5,000 or 5% of monthly gross sales until October 2005, at which time, the Company will have 45 days to pay the remaining balance in full. The domain name is the only collateral on the renegotiated note. Should the Company default on the renegotiated note, the domain name would revert back to the seller, and the Company would forfeit all stock and cash paid to date. The balance of the note, included in notes payable in the accompanying consolidated financial statements, at December 31, 2003 (unaudited) and June 30, 2003 was $2,308,748 and $2,316,248, respectively. As of December 31, 2003, the Company was delinquent in making their required monthly payments and is in negotiations with the note holder to restructure the terms of the outstanding balance on the note payable. Management expects to retain ownership of the domain name as a result of the negotiations.

Note D -  Contingencies
        The Company had been named a defendant in a lawsuit for trademark infringement. In accordance with the settlement that was reached between the parties, the Company will pay the plaintiff $18,000, and accordingly, this amount has been recorded in the accompanying consolidated financial statements. This settlement amount was paid in full during the period ended December 31, 2003.

        The Company was involved in a litigation as the defendant. During the period ended December 31, 2003, a ruling was made in favor of the Company. Compensatory damages have not been determined as of the date of these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains certain statements of a forward-looking nature relating to future events or the future financial performance of ONTV, Inc. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by ONTV, Inc. with the Securities and Exchange Commission, including ONTV's Annual Report included in its annual filing on Form 10-KSB.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2003 VS. THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2002.

Revenue for the fiscal quarter ended December 31, 2003 was $1,204,045, an increase of 52.80% over revenue of $787,964 for the quarter ending December 31, 2002. The six months period ended December 31, 2003 reflected revenue of $1,816,793, a 36.23% increase over revenue of $1,333,647 for the comparable period ending December 31, 2002. The increase in sales was primarily due to the expanded product line available for sale.

Cost of goods sold, as a percentage of revenue, were 62.69% and 64.03% for the three and six month periods ending December 31, 2003, as compared with 52.66% and 56.28% for the comparable periods in the prior fiscal year. The increase in the percentage is due to sales discounts offered during the three and six month periods ending December 31, 2003, in an attempt to increase sales volumes.

Operating expenses, as a percentage of revenue, were 39.23% for the current quarter and 44.95% for the six months ending December 31, 2003, as compared with 43.86% and 50.83% for the comparable periods ending December 31, 2002. The decrease is primarily due to the operating expenses remaining primarily flat during the three and six months ended December 31, 2003, compared with the corresponding periods ending December 31, 2002, while increasing revenue.

Other expenses for the six months ended December 31, 2003 were $97,906 and represented the write-off due to the impairment of the CSA Alliance marketing rights since future cash inflows are not expected.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2003 was $(330,733), a decline of $115,639 since the beginning of the current fiscal year. Net cash from operating activities was $138,965 for the six month ended December 31, 2003, compared with net cash used of $(19,860) for the six month ended December 31, 2002. The decrease in working capital is primarily the result of the net loss.

On January 14, 2000, the Company purchased, at a cost of $5,000,000, the domain name, AsSeenOnTV.com. Consideration for the acquisition included a cash payment of $25,000 and a non-interest-bearing promissory note of $4,975,000. On October 13, 2000, the purchase contract was renegotiated, with the purchase price decreased to $2,800,000, and the note payable decreased to a balance of $2,455,000. The entire note balance had been classified as a current liability in prior reporting periods, however with the restructure of the note agreement, only $60,000 is now a current liability due within the current operating cycle, with the balance being reflected as a long term liability. The renegotiated note payable requires minimum monthly payments of $5,000, or 5% of monthly gross sales, until October 2005, at which time, the Company will have 45 days to pay the remaining balance in full. The domain name is the only collateral for the renegotiated note. Should the Company default on the renegotiated note, the domain name would revert back to the seller, and the Company would forfeit all stock and cash paid to date.

Traditionally, in the electronic retailing business, retailers may expect to see an significant increase in sales during the last several weeks of a calendar year, caused by holiday shopping.

Working capital requirements, primarily related to increased inventory needs, may increase as a result of the alliances entered into by the Company. The Company may seek financing with a traditional lender in order to fund any growth in sales. Such financing may include secured lines of credit, or debentures. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

ITEM 3.  CONTROLS AND PROCEDURES.

Based on the evaluation of the Company's disclosure controls and procedures by Daniel Fasano, the Company's Chief Executive and Financial Officer, as of December 31, 2003 such officer has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors during the three months ended December 31, 2003, that could significantly affect these controls subsequent to the date of their evaluation, and as a result no corrective actions with regard to significant deficiencies and material weaknesses were required.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K

 (a)    Exhibits

    Number     Title

      31       Rule 13a-14(a) Certifications

      32       Section 1350 Certifications

 (b) Reports on Form 8-K

        During the three months ended December 31, 2003 the Company did not file any reports on Form 8-K.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ONTV, Inc.


February 16, 2004                     By: /s/ Daniel M. Fasano
------------------                        ------------------------------
                                          Daniel M. Fasano
                                          Chief Executive and Financial Officer

                                   EXHIBIT 31

                                 CERTIFICATIONS

I, Daniel M. Fasano, the Chief Executive Officer of ONTV, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ONTV, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.


February 13, 2004                      By: /s/ Daniel M. Fasano
                                           -----------------------
                                           Daniel M. Fasano
                                           Chief Executive Officer

                                 CERTIFICATIONS

I, Daniel M. Fasano, the Chief Financial Officer of ONTV, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ONTV, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.

February 13, 2004                         /s/ Daniel M. Fasano
                                          ------------------------
                                          Daniel M. Fasano
                                          Chief Financial Officer

                                   EXHIBIT 32

      In connection with the Quarterly Report of ONTV, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), Daniel M. Fasano, the Chief Executive and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.



February 13, 2004                        By:  /s/ Daniel M. Fasano
                                              ---------------------------
                                              Daniel M. Fasano, Chief Executive
                                              and Chief Financial Officer