Form 10QSB
period 2004-03-31
ONTV INC
filed 2004-05-17
CIK 1011550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                        Commission File Number 000-29249

                                   ONTV, Inc.
                          -----------------------------
             (Exact name of small business issuer as specified in its charter)


           Delaware                                   16-1499611
 ------------------------------              ------------------------------
 (State or other jurisdiction of              (IRS Employer Identification
 incorporation or organization)               Number)


                          2444 Innovation Way, Bldg 10
                            Rochester, New York 14624
                      ------------------------------------
                    (Address of principal executive offices)

                                 (585) 295-8601
                          ---------------------------
                           (Issuer's Telephone Number)

                                       N/A
                    ---------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

            Class                            Outstanding at May 17, 2004

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

                            ONTV, INC. & SUBSIDIARIES
                            (A DELAWARE CORPORATION)
                               Rochester, New York

                        --------------------------------
                               FINANCIAL REPORTS
                                       AT
                                 MARCH 31, 2004
                        --------------------------------

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


TABLE OF CONTENTS
------------------------------------------------------------------------------


Consolidated Balance Sheets at March 31, 2004 (Unaudited) and
  June 30, 2003                                                           F-1

Consolidated Statements of Changes in Stockholders' Equity for
 the Nine Months Ended March 31, 2004 and 2003 (Unaudited)                F-2

Consolidated Statements of Operations for the Three and Nine Months
  Ended March 31, 2004 and 2003 (Unaudited)                               F-3

Consolidated Statements of Cash Flows for the Nine Months Ended
  March 31, 2004 and 2003 (Unaudited)                                     F-4

Notes to Consolidated Financial Statements                            F-5 - F-6

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------
                                                       (Unaudited)
                                                         June 30,     March 31,
                                                           2004         2003
------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                              $  25,154     $  46,374
Inventory                                                201,271       249,987
------------------------------------------------------------------------------
Total Current Assets                                     226,425       296,361

Property and Equipment - Net of Accumulated
   Depreciation                                           70,715        61,753

Other Assets
Accounts Receivable - Related Party                       37,850        37,850
Deposits                                                   6,667         6,667
Due from Officer                                          82,193        82,193
Intangible Assets - Net of Accumulated Amortization    2,508,360     2,718,338
Investments in Affiliates                                106,625       106,378
------------------------------------------------------------------------------
Total Assets                                         $ 3,038,835    $3,309,540
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses                  $ 250,272     $ 175,935
Accounts Payable and Accrued Expenses - Related          355,675       274,300
Parties
Notes Payable - Due Within One Year                       62,825        61,220
-------------------------------------------------------------------------------

Total Current Liabilities                                668,772       511,455

Other Liabilities
Notes Payable - Due After One Year                     2,246,248     2,256,248
-------------------------------------------------------------------------------

Total Liabilities                                      2,915,020     2,767,703
-------------------------------------------------------------------------------

Stockholders' Equity
Common Stock:  $.001 Par; 100,000,000 Shares
  Authorized; 23,720,861 Shares Issued; and
  23,593,361 Shares Outstanding                           23,721        23,721

Additional Paid-In Capital                             1,052,099     1,052,099
Accumulated Deficit                                     (932,796)     (514,774)
------------------------------------------------------------------------------
                                                         143,024       561,046
Less:  Stock Held in Trust                                (1,500)       (1,500)
           Treasury Stock - 127,500 Shares at Cost       (17,709)      (17,709)
-------------------------------------------------------------------------------

Total Stockholders' Equity                               123,815       541,837
------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity           $ 3,038,835    $3,309,540
==============================================================================

The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                   Common      Additional                  Stock                    Total
                                     Number        Stock        Paid-In     Accumulated     Held     Treasury    Stockholders'
                                   of Shares      ($0.001       Capital      Deficit      in Trust     Stock        Equity
                                                    Par)
------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2002            23,720,861      $ 23,721   $ 1,052,099   $(196,910)    $ (1,500)   $(17,709)    $ 859,701

Net Loss for the Period                    --            --            --    (129,724)          --          --      (129,724)
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2003           23,720,861      $ 23,721   $ 1,052,099   $(326,634)    $ (1,500)   $(17,709)    $ 729,977
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2003            23,720,861      $ 23,721   $ 1,052,099   $(514,774)    $ (1,500)   $(17,709)    $ 541,837

Net Loss for the Period                    --            --            --    (418,022)          --          --      (418,022)
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2004           23,720,861      $ 23,721   $ 1,052,099   $(932,796)    $ (1,500)   $(17,709)    $ 123,815
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------

                                  Three Months Ended       Nine Months Ended
                                       March 31,                March 31,
                                  -------------------    ----------------------
                                  2004           2003      2004           2003
------------------------------------------------------------------------------

Revenues, Net of Returns      $ 913,219     $ 698,172   $2,730,012   $2,031,819
Cost of Goods Sold              614,337       390,934    1,777,686    1,141,494
-------------------------------------------------------------------------------

Gross Profit                    298,882       307,238      952,326      890,325
-------------------------------------------------------------------------------

Expenses
  Advertising                   108,452        61,657      307,587      193,915
  Amortization                   53,736        52,237      160,850      160,576
  Depreciation                    3,820         3,184       11,170        9,424
  Interest                        1,614            11        1,650           11
  Legal and Accounting           51,733         7,704      124,549       27,374
  Payroll and Payroll Taxes     111,525       106,034      288,446      312,278
  Other Expenses                130,356       123,803      383,570      329,002
-------------------------------------------------------------------------------

Total Expenses                  461,236       354,630    1,277,822    1,032,580
--------------------------------------------------------------------------------

Operating Loss Before
  Other Income and (Expenses)
  and Provision for Taxes      (162,354)      (47,392)    (325,496)    (142,255)

Other Income and (Expenses)
  Other Income                    5,131            --        5,133       13,473
  Equity in Income (Loss) of
    Unconsolidated Investments      (29)       (6,223)         247        1,495
  Loss from Impairment of Marketing
    Rights                           --            --      (97,906)          --
-------------------------------------------------------------------------------

Loss Before Provision for
   Taxes                       (157,252)      (53,615)    (418,022)    (127,287)

Provision for Taxes                  --         1,087           --        2,437
-------------------------------------------------------------------------------

Net Loss for the Period      $ (157,252)   $  (54,702)   $(418,022)   $(129,724)
===============================================================================

EARNINGS PER SHARE
-------------------------------------------------------------------------------

Weighted Average Number
  of Common Shares
  Outstanding                23,593,361    23,593,361   23,593,361   23,593,361

Net Loss Per Common Share
 - Basic and Diluted        $     (0.01)  $     (0.00) $     (0.02) $     (0.01)
===============================================================================

 The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

Nine Months Ended March 31,                               2004         2003
------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net Loss for the Period                               $(418,022)   $(129,724)

Adjustments to Reconcile Net Loss for the Period
  To Net Cash Flows from Operating Activities:
Amortization                                            160,850      160,576
Depreciation                                             11,170        9,424
Equity in Income of Unconsolidated Investments             (247)      (1,495)
Loss from Impairment of Marketing Rights                 97,906           --

Changes in Assets and Liabilities:
Inventory                                                48,716     (186,932)
Accounts Payable and Accrued Expenses                    74,337       (2,930)
Accounts Payable and Accrued Expenses - Related Parties  81,375      131,800
-------------------------------------------------------------------------------

Net Cash Flows From Operating Activities                 56,085      (19,281)
-------------------------------------------------------------------------------

Cash Flows from Investing Activities
Acquisition of Property and Equipment                   (20,132)      (6,952)
Acquisition of Intangible Assets                        (48,778)     (37,125)
-------------------------------------------------------------------------------
Net Cash Flows from Investing Activities                (68,910)     (44,077)
-------------------------------------------------------------------------------
Cash Flows from Financing Activities
Advances to Officer                                          --       (3,092)
Advances from Line of Credit                              2,854        1,854
Repayment of Notes Payable                              (11,249)     (16,149)
-------------------------------------------------------------------------------
Net Cash Flows from Financing Activities                 (8,395)     (17,387)
-------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                 (21,220)     (80,745)

Cash and Cash Equivalents - Beginning of Period          46,374       96,914
-------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Period              $ 25,154     $ 16,169
==============================================================================
SUPPLEMENTAL DISCLOSURES
-------------------------------------------------------------------------------
Interest Paid                                           $ 1,650     $     11
Income Taxes Paid                                       $    --     $  2,437
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

        Reclassifications
        Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period presentation. The reclassifications made to the prior period have no impact on the net income (loss), or overall presentation of the consolidated financial statements.

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

        The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, the Company has determined that the full value of the marketing rights in connection with the alliance and marketing agreement with Coastal Sales Associates (an unrelated party) are impaired. As such, the Company has charged operations during the nine months ended March 31, 2004 for $97,906.

        There were no additional adjustments to the carrying value of the remaining long-lived assets for the three and nine months ended March 31, 2004 or 2003.

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

        In October 2001, the Company renegotiated the purchase price of the domain name "As Seen on TV.com". The purchase price was adjusted from $5,000,000 down to $2,800,000 in exchange for 2,500,000 shares of ONTV, Inc. common stock. The renegotiated note payable requires monthly payments of a minimum of $5,000 or 5% of monthly gross sales until October 2005, at which time, the Company will have 45 days to pay the remaining balance in full. The domain name is the only collateral on the renegotiated note. Should the Company default on the renegotiated note, the domain name would revert back to the seller, and the Company would forfeit all stock and cash paid to date. The balance of the note, included in notes payable in the accompanying consolidated financial statements, at March 31, 2004 (unaudited) and June 30, 2003 was $2,306,248 and $2,316,248, respectively. As of March 31, 2004, the
        Company was delinquent in making its required monthly payments and is in negotiations with the note holder to restructure the terms of the outstanding balance on the note payable. Management expects to retain ownership of the domain name as a result of the negotiations.

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

        The Company was involved in litigation as the defendant. During the period ended December 31, 2003, a ruling was made in favor of the Company. Compensatory awards have not been determined as of March 31, 2004.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2004 VS. THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003.

Revenue for the fiscal quarter ended March 31, 2004 was $913,219, an increase of 30.8% over revenue of $698,172 for the quarter ended March 31, 2003. The nine month period ended March 31, 2004 reflected revenue of $2,730,012, a 34.4% increase over revenue of $2,031,819 for the comparable period ended March 31, 2003. The increase in sales was primarily due to the expanded product line available for sale.

Cost of goods sold, as a percentage of revenue, was 67.3% and 65.1% for the three and nine month periods ended March 31, 2004, as compared with 56.0% and 56.2% for the comparable periods in the prior fiscal year. The increase in the percentage is due to sales discounts offered during the three and nine month periods ended March 31, 2004, in an attempt to increase sales volumes.

Operating expenses for the three months ended March 31, 2004 were $461,236, an increase of $106,606 (30.1%), compared to $354,630 for the three months ended March 31, 2003. Operating expenses for the nine months ended March 31, 2004 were $1,277,822, an increase of $245,242 (23.8%), compared to $1,032,580 for the nine months ended March 31, 2003. The increase for the periods presented were primarily due to the increase in advertising due to the increase in sales, and the increase in professional fees due to ongoing litigation defense.

Other expenses for the nine months ended March 31, 2004 included $97,906 representing the write-off due to the impairment of the CSA Alliance marketing rights since future cash inflows are not expected.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 2004 was $(442,347), a decline of $227,253 since the beginning of the current fiscal year. Net cash from operating activities was $56,085 for the nine months ended March 31, 2004,compared with net cash used of $(19,281) for the nine months ended March 31, 2003. The decrease in working capital is primarily the result of the net loss.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Based on the evaluation of the Company's disclosure controls and procedures by Daniel Fasano, the Company's Chief Executive and Financial Officer, as of March 31, 2004 such officer has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors during the three months ended March 31, 2004, that could significantly affect these controls subsequent to the date of their evaluation, and as a result no corrective actions with regard to significant deficiencies and material weaknesses were required.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K

 (a)    Exhibits

    Number     Title

      31       Rule 13a-14(a) Certifications

      32       Section 1350 Certifications

 (b) Reports on Form 8-K

        During the three months ended March 31, 2004 the Company did not file any reports on Form 8-K.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ONTV, Inc.


May 17, 2004                          By: /s/ Daniel M. Fasano
                                          ------------------------
                                          Daniel M. Fasano
                                          Chief Executive and Financial Officer