Form 10KSB
period 2004-06-30
ONTV INC
filed 2004-10-13
CIK 1011550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Fiscal Year June 30, 2004

                         Commission File Number: 0-29249


                                   ONTV, Inc.
                     -------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                   16-1499611
      -------------------------             ----------------------------------
       (State of Incorporation)            (IRS Employer Identification Number)


                2444 Innovation Way, Bldg 10, Rochester, NY 14624
               -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (585) 295-8601
                          ---------------------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                      Class A Common Stock, par value $.001
                        -------------------------------
                                (Title of Class)

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

State issuer's revenues for its most recent fiscal year:  $3,934,584

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2004 was $474,417

As of September 30, 2004 the Company had 23,720,861 outstanding shares of Class A common stock.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

ITEM                                  PART I

1.   Description of Business
2.   Business Properties
3.   Legal Proceedings
4. Submission of Matters to a Vote of Security Holders

                                     PART II

5. Market for the Registrant's Common Equity and Related Stockholder Matters 6 Management's Discussion and Analysis of Financial Condition and Results of Operations 7. Financial Statements 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure 8a. Controls and Procedures

                                    PART III

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

The Company purchases products from a multitude of vendors. These venders include, but are not limited to: Media Group, Reliant Interactive Media, On-Tel Products Corp., Orange Glo International, Inc., Cava, Homedics, Thane, Ronco Inventions, Salco International, Salton, and Tactica International. The Company relies, to a large extent, on rapid order fulfillment from these and other vendors. The Company has no long-term contracts or arrangements with any of its vendors that guarantee the availability of merchandise, the continuation of particular payment terms or the extension of credit limits. There can be no assurance that the Company's current vendors will continue to sell merchandise to the Company on current terms or that the Company will be able to establish new, or extend current, vendor relationships to ensure acquisition of merchandise in a timely and efficient manner and on acceptable commercial terms. If the Company were unable to develop and maintain relationships with vendors that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, its business, prospects, financial condition and results of operations would be materially affected in an adverse manner.

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

On June 2, 2000, the Company formed a subsidiary, Net e-Vantage, Inc. (Net e), to acquire product lines, services and major brand names through direct manufacturer relationships and authorized distributors. In May 2001 the Company sold a majority of its interest in Net e for $365,000 which was payable by means of a promissory note due in May 2002. The sale resulted in a gain of $365,000. As of June 30, 2002, no payments had been received on the note and Net e was insolvent. Accordingly, the note was deemed uncollectible and the note receivable balance was expensed, net of a tax benefit of $55,100, under Discontinued Operations on the Company's Statements of Operations.

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

As of September 30, 2004, the Company employed nine full-time and three part-time persons in its Rochester, New York office. The Company's employees are not represented by labor unions. The Company believes relations with its employees are good.

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

In July 2004 the lease agreement was amended to increase the monthly rent by $1,000 to a total of $7,667, for the use of additional warehouse space. All other terms in the original lease agreement remain in effect.

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

As of September 30, 2004 the Company's litigation with Airborne is still pending.

See Note I to the Company's financial statements for information regarding other civil actions involving the Company.

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

Quarter Ended                        Low Bid           High Bid
-------------                        -------           --------

September 30, 2002                     .05               .08

December 31, 2002                      .03               .05

March 31, 2003                         .03               .04

June 30, 2003                          .03               .04

September 30, 2003                     .03               .04

December 31, 2003                      .01               .03

March 31, 2004                         .01               .04

June 30, 2004                          .02               .03

The foregoing price information is based upon inter-dealer prices, without retail mark-up, mark down or commission, and may not represent actual transactions.

As of September 30, 2004, there were 23,720,861 shares of common stock outstanding, held by 1024 shareholders of record.

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

                              RESULTS OF OPERATIONS

Revenue for the fiscal year ended June 30, 2004 was $3,934,584, an increase of approximately 53% over fiscal year 2003 revenue of $2,579,301. This improvement is primarily the result of increases realized in the Seen On TV, Inc. subsidiary, and the resultant increase in sales due to the expanded product line.

Cost of goods sold, as a percentage of revenue, was 66% for the fiscal year ending June 30, 2004, as compared with 59% for the fiscal year ended June 30, 2003. Management believes that the current percentages are in line with future expectations.

Operating expenses, as a percentage of revenue, were 44% for the fiscal year ended June 30, 2004, as compared with 54% for the prior year. This improvement in this percentage during the current operating period is primarily the result of higher sales volume. Management believes that although additional staff and operating expenses may be necessary to support growth, this operating expense ratio should remain fairly constant in future reporting periods as anticipated increased revenues are realized.

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

                         LIQUIDITY AND CAPITAL RESOURCES

At the end of fiscal year 2004, working capital was $(130,497), a decrease of $134,403 over the prior fiscal year. The decrease in working capital was primarily due to an increase in payables in connection with the increase in professional fees. Cash flows from operating activities increased to $76,090 for the current fiscal year, from $35,863 in the year ending June 30, 2003. This increase resulted from the previously described increase in revenue.

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

On June 2, 2000, the Company formed a subsidiary, Net e-Vantage, Inc. (Net e), to acquire product lines, services and major brand names through direct manufacturer relationships and authorized distributors. In May 2001, the company sold a majority of its interest in Net e for $365,000 which was payable by means of a promissory note due in May 2002. The sale resulted in a gain of $365,000. As of June 30, 2002, no payments had been received on the note and Net e was insolvent. Accordingly, the note was deemed uncollectible and the note receivable balance was expensed, net of a tax benefit of $55,100, under Discontinued Operations on the Statements of Operations.

Traditionally, in the electronic retailing business, retailers may expect to see an significant increase in sales during the last several weeks of a calendar year, caused by holiday shopping. The Company notes that in the fiscal year ended June 30, 2004, sales orders received during the holiday period comprised 20% of the orders received over the entire fiscal year.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a. CONTROLS AND PROCEDURES.

Based on the evaluation of the Company's disclosure controls and procedures by Daniel Fasano, the Company's Chief Executive and Financial Officer, as of a date prior to the filing of this annual report, such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and as a result, no corrective actions with regard to significant deficiencies and material weaknesses were required.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

Name                    Age    Position With the Company

Daniel M. Fasano        43     Chairman, Chief Executive Officer, and President


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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and 10% holders of the Company's outstanding common stock to file with the SEC reports of their ownership and changes in ownership held by such persons. During the fiscal year ended June 30, 2004 the Company is not aware that any person did not file reports which were required within time periods specified by the rules of the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION

The following table provides certain summary information for fiscal 2002 concerning compensation paid or accrued by us to Mr. Fasano for services rendered in all capacities to the Company. No other executive officer of the Company was paid an annual salary and bonus in excess of $100,000 during such period.


                                                             Other Annual
Name and              Year      Salary ($)                 Compensation ($)
Principal Position   Ending       (1)          Bonus             (2)
------------------  -------     ----------   --------      ---------------


Daniel M. Fasano     6/30/04    162,500        -0-            12,000
                     6/30/03    150,000        -0-            12,000
                     6/30/02    137,500        -0-            12,000

(1) Mr. Fasano has agreed to defer part of his salary until such time the Company's cash position will allow for the payment of his salary. As of June 30, 2004 the salary owed to Mr. Fasano was $350,500.

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

The Company does not have any outstanding stock options. The Company did not grant any stock options during the past three fiscal years.

The Company does not have an audit or a compensation committee. The Company does not have a director serving as a financial expert. Dan Fassano, the only director of the Company, is not independent as that term is defined in Section 121(A) of the Listing Standards of the American Stock Exchange.

The Company has not adopted a Code of Ethics applicable to its officers. The Company does not believe it needs a Code of Ethics since the Company has only one officer and director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 2004 by (i) each person who is known by the Company based on the records of the Company's transfer agent and relevant documents filed with the SEC to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each officer and director of the Company, and (iii) all officers and directors of the Company as a group.

    Name                          Amount and Nature of      Percent of Common
and Address                     Beneficial Ownership (1)     Stock Outstanding
---------------                 ------------------------    -------------------

Daniel M. Fasano                       3,879,166                   16.5%
  244 Innovation Way, Bldg 10,
  Rochester, NY 14624

Daniel J. Fasano                       3,000,000                   12.7%
  13 Fox Tail Lane
  Rochester, NY 14624

Conrad Promotions, LLC                 2,500,000                   10.6%
  15034 North 40th Place
  Phoenix, AZ 85032

Emanuel Tarboti                        1,500,000 (2)                6.4%
  P.O. Box 1767
  Rancho Santa Fe, CA 92067

Frank T. Costanzo                      2,703,834                   11.5%
  651 W. Mountain Vista Drive
  Phoenix, AZ  85045

All Directors and Executive Officers
  as a group (1 person)                3,879,166                   16.5%


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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Daniel M. Fasano, an officer, director and principal shareholder of the Company, controls Web Marketing FX and Boo Boo Marketing, LLC. See Note H to the Company's financial statements for information pertaining to transactions between the Company and these entities.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8 K

(a) EXHIBITS:

Exhibit
 Number      Description of Exhibit

  3 (i)      Articles of Incorporation (1)
  3 (ii)     By-laws (1)
  4          Form of Common Stock Certificate (1)
 10.1        Employment Contract of Daniel M. Fasano (1)
 31          Certifications under section 302 of the Sarbanes-Oxley Act of 2002
 32          Certifications pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the same Exhibits filed as part of the Company's Form 10-SB.

         (b) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the year ended June 30, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company and its subsidiaries for the years ended June 30, 2004 and June 30, 2003 by Rotenberg & Co., LLP, the Company's independent auditors:


                                  Year Ended June 30,
                                 2004              2003
                                 ----              ----

       Audit Fees             $ 15,500          $ 16,750
       Audit-Related Fees     $    -0-          $    -0-
       Tax Fees               $  2,000          $  6,960
       All Other Fees         $    -0-          $    -0-


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

                            ONTV, INC. & SUBSIDIARIES
                            (A DELAWARE CORPORATION)
                               Rochester, New York

                        --------------------------------
                                FINANCIAL REPORTS
                                       AT
                                  JUNE 30, 2004
                        --------------------------------

ONTV, INC. & SUBSIDIARIES
(A Delaware Corporation)
Rochester, New York


TABLE OF CONTENTS
------------------------------------------------------------------------------


Report of Independent Registered Public Accounting Firm              1

Consolidated Balance Sheets at June 30, 2004 and 2003                2

Consolidated Statements of Changes in Stockholders'
   Equity for the Years Ended June 30, 2004 and 2003                 3

Consolidated Statements of Operations for the Years
   Ended June 30, 2004 and 2003                                      4

Consolidated Statements of Cash Flows for the Years
   Ended June 30, 2004 and 2003                                      5

Notes to Consolidated Financial Statements                         6-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  and Stockholders
ONTV, Inc. & Subsidiaries
(A Delaware Corporation)
Rochester, New York


     We have audited the accompanying consolidated balance sheets of ONTV, Inc. & Subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ONTV, Inc. & Subsidiaries as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.



Rochester, New York
  August 25, 2004

                            ONTV, INC. & SUBSIDIARIES
                            (A DELAWARE CORPORATION)
                               Rochester, New York

                           CONSOLIDATED BALANCE SHEETS

                                                               June 30,
                                                     ------------------------
ASSETS                                               2004               2003

Current Assets
Cash and Cash Equivalents                      $    33,004          $  46,374
Inventory                                          236,571            249,987
                                                ----------          ---------
Total Current Assets                               269,575            296,361

Property and Equipment - Net of
Accumulated Depreciation                            70,552             61,753

Other Assets
Accounts Receivable - Related Party                 37,850             37,850
Deposits                                             6,667              6,667
Due from Officer                                    82,193             82,193
Intangible Assets - Net of Accumulated
   Amortization                                  2,462,531          2,718,338
Investments in Affiliates                          106,738            106,378
                                               -----------        -----------
Total Assets                                   $ 3,036,106        $ 3,309,540
                                               ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses          $   296,029          $ 175,935
Accounts Payable - Related Parties                  39,300             55,300
Debt - Due Within One Year                          64,743             61,220
                                               -----------         ----------
Total Current Liabilities                          400,072            292,455

Other Liabilities
Accrued Expenses - Related Parties                 350,500            219,000
Debt - Due After One Year                        2,243,748          2,256,248
                                               -----------        -----------
Total Liabilities                                2,994,320          2,767,703
                                               -----------        -----------

Stockholders' Equity
Common Stock:  $.001 Par; 100,000,000 Shares
  Authorized, 23,720,861 Shares Issued; and
  23,593,361 Shares Outstanding                     23,721             23,721
Additional Paid-In Capital                       1,052,099          1,052,099
Accumulated Deficit                             (1,014,825)          (514,774)
                                                ----------         ----------
                                                    60,995            561,046

Less: Stock Held in Trust                            1,500              1,500
  Treasury Stock - 127,500 Shares at Cost           17,709             17,709
                                                ----------         ----------
Total Stockholders' Equity                          41,786            541,837
                                                ----------         ----------

Total Liabilities and Stockholders' Equity     $ 3,036,106        $ 3,309,540
                                               ===========        ===========


  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
                                           Common       Additional                                               Total
                              Number        Stock        Paid-In     Accumulated   Stock Held    Treasury     Stockholders'
                             of Shares   ($0.001 Par)    Capital       Deficit      in Trust       Stock         Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2002     23,720,861     $ 23,721    $ 1,052,099    $(196,910)     $(1,500)    $(17,709)     $ 859,701

Net Loss                            --           --             --     (317,864)          --           --       (317,864)
---------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2003     23,720,861       23,721      1,052,099     (514,774)      (1,500)     (17,709)       541,837

Net Loss                            --           --             --     (500,051)          --           --       (500,051)
---------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2004     23,720,861     $ 23,721    $ 1,052,099  $(1,014,825)     $(1,500)    $(17,709)     $  41,786
=================================================================================================================================








   The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------

Years Ended June 30,                                  2004            2003
----------------------------------------------------------------------------

Revenues, Net of Returns                          $ 3,934,584    $ 2,579,301

Cost of Goods Sold                                  2,607,950      1,518,046
----------------------------------------------------------------------------

Gross Profit                                        1,326,634      1,061,255
----------------------------------------------------------------------------

Expenses
Advertising                                           436,168       254,368
Amortization                                          214,593       212,967
Depreciation                                           14,992        12,591
Interest                                                2,026            20
Legal and Accounting                                  154,412        53,800
Payroll and Payroll Taxes                             401,865       397,228
Other Expenses                                        510,230       460,253
----------------------------------------------------------------------------

Total Expenses                                      1,734,286     1,391,227
----------------------------------------------------------------------------

Loss Before Other Income and (Expenses)
  and Provision for Income Taxes                     (407,652)     (329,972)

Other Income and (Expenses)
Other Income                                            5,147        13,475
Equity in Income of Unconsolidated Investments            360         1,070
Loss from Impairment of Marketing Rights              (97,906)           --
----------------------------------------------------------------------------

Loss Before Provision for Income Taxes               (500,051)     (315,427)

Provision for Income Taxes                                 --         2,437
----------------------------------------------------------------------------

Net Loss                                           $ (500,051)   $ (317,864)
=============================================================================-

EARNINGS PER SHARE
----------------------------------------------------------------------------

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                  23,593,361    23,593,361

Net Loss Per Common Share - Basic and Diluted     $     (0.02)  $     (0.01)
============================================================================


  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------

Years Ended June 30,                                    2004            2003
------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Loss                                           $(500,051)      $(317,864)

Adjustments to Reconcile Net Loss
  To Net Cash Flows from Operating Activities:
Amortization                                         214,593         212,967
Depreciation                                          14,992          12,591
Equity in Income of Unconsolidated Investments          (360)         (1,070)
Loss from Impairment of Marketing Rights              97,906              --

Changes in Assets and Liabilities:
Inventory                                             13,416         (72,573)
Accounts Payable and Accrued Expenses                120,094          50,012
Accounts Payable - Related Parties                   (16,000)         52,800
Accrued Expenses - Related Parties                   131,500          99,000
------------------------------------------------------------------------------

Net Cash Flows From Operating Activities              76,090          35,863
------------------------------------------------------------------------------

Cash Flows from Investing Activities
Acquisition of Property and Equipment                (23,791)         (9,162)
Capitalized Website Development Costs                (56,692)        (54,220)
------------------------------------------------------------------------------

Net Cash Flows from Investing Activities             (80,483)        (63,382)
------------------------------------------------------------------------------

Cash Flows from Financing Activities
Advances to Officer                                       --          (3,092)
Advances from Line of Credit, Net                      3,523           1,220
Repayment of Debt                                    (12,500)        (21,149)
------------------------------------------------------------------------------

Net Cash Flows from Financing Activities              (8,977)        (23,021)
------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents              (13,370)        (50,540)

Cash and Cash Equivalents - Beginning of Year         46,374          96,914
------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Year             $ 33,004        $ 46,374
------------------------------------------------------------------------------

Supplemental Disclosures
------------------------------------------------------------------------------

Interest Paid                                        $  2,026         $    20
Income Taxes Paid                                    $     --         $ 2,437
------------------------------------------------------------------------------

ONTV, INC. & SUBSIDIARIES
(A Delaware Corporation)
Rochester, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note A - Nature of Operations

        ONTV, Inc. (the "Company") was formed on February 29, 1996 under the laws of the State of Delaware. The Company has since merged with other companies as well as acquired the stock of other companies. The Company is authorized to issue 100,000,000 shares of common stock $.001 par value. The Company is also authorized to issue 5,000,000 shares of preferred stock. There were no preferred shares issued or outstanding at June 30, 2004. The structure of common stock consists of 80,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. The Company is primarily engaged in retail sales of general merchandise and consumer goods.

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

        Property, Equipment and Depreciation

        Property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over estimated useful lives as follows:

                  Computer Equipment                             7 Years
                  Leasehold Improvements                         5 Years
                  Office Furniture and Equipment                 7 Years
                  Warehouse Equipment                            7 Years

ONTV, INC. & SUBSIDIARIES
(A Delaware Corporation)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note B - Summary of Significant Accounting Policies - continued

        Maintenance and repairs are charged to expense. The cost of assets retired or otherwise disposed of and related accumulated depreciation are removed from the accounts.

        Due from Officer

        The amount due from officer consists of short-term advances, bears no interest, and contains no formal repayment terms. During the year ended June 30, 2004 and 2003, the Company made advances to officer of $-0- and $3,092, respectively.

        Website Development

        The Company capitalizes website development activity which adds additional functionalities or features in accordance with Statement of Position 98-1 and EITF 00-2. The Company is amortizing the cost of such website development using the straight line method over 5 - 10 years.

        Domain Name

        The Company acquired the exclusive rights to the domain name "As Seen on TV" during the year ended June 30, 2000. The domain name became operational during the first quarter of the year ended June 30, 2002. The cost is amortized using the straight-line method over 15 years.

        Impairment of Marketing Rights

        The Company has an alliance and marketing agreement with Coastal Sales Associates ("CSA") (an unrelated party) which grants the Company exclusive marketing rights via the Internet and digital cable television to products owned by CSA.

        The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

        The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, the Company has determined that the full value of the marketing rights in connection with the alliance and marketing agreement with CSA are impaired. As such, the Company has charged operations during the year ended June 30, 2004. There

ONTV, INC. & SUBSIDIARIES
(A Delaware Corporation)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note B - Summary of Significant Accounting Policies - continued

        were no additional adjustments to the carrying value of the remaining long-lived assets for the years ended June 30, 2004 and 2003.

        Trademarks

        Trademarks are carried at cost and are amortized using the straight-line method over the estimated useful lives of 10 years from the date the Company acquired the trademark.

        Investments In Affiliates

        The Company has a 20% investment in two companies. The investment is accounted for under the equity method. Under the equity method the Company records its pro rata share of income or loss of the investee as part of the investors net income with a corresponding adjustment to the carrying value of the investment. Dividends received from the investee are also recorded as an adjustment to the carrying value of the investment.

        Revenue Recognition

        Revenue from product sales are recognized when both the goods are shipped and the customer's right of return has expired.

        Advertising Expenses

        Advertising expenses are charged against operations during the period incurred, except for direct-response advertising costs, which are capitalized and amortized over periods not exceeding one year. Advertising expenses charged against operations were $436,168 and $254,368 for the years ended June 30, 2004 and 2003, respectively. The Company did not incur any direct-response advertising costs during the years ended June 30, 2004 and 2003.

        Provision for Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. There were no material deferred tax assets or liabilities at June 30, 2004 and 2003.

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

        Net Income (Loss) Per Common Share

        Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic Earnings Per Share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since no common stock equivalents were outstanding for the years ended June 30, 2004 and 2003.

        Concentrations of Credit Risk

        Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, which may at times exceed federally insured limits. The Company had no cash balances that exceeded insured limits at June 30, 2004 or 2003. Cash is placed primarily in high quality short term interest bearing financial instruments. There were no significant customers for the fiscal years ended June 30, 2004 and 2003. The Company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business. The Company does not foresee a credit risk with these receivables and accordingly no allowance for doubtful accounts has been recorded.

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

        Reclassifications

        Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation. The reclassifications made to the prior year have no impact on the net income/(loss), or overall presentation of the consolidated financial statements.

ONTV, INC. & SUBSIDIARIES
(A Delaware Corporation)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note C - Property and Equipment

        Property and equipment consisted of the following:

        ---------------------------------------------------------------------
        June 30,                                         2004          2003
        ---------------------------------------------------------------------

        Computer Equipment                           $ 38,001      $ 15,177
        Leasehold Improvements                         13,255        13,255
        Office Furniture and Equipment                 46,342        46,342
        Warehouse Equipment                            13,414        12,446
        ---------------------------------------------------------------------
                                                    $ 111,012      $ 87,220
        Less:  Accumulated Depreciation                40,460        25,467
        ---------------------------------------------------------------------

        Net Property and Equipment                   $ 70,552      $ 61,753
        ---------------------------------------------------------------------

Note D - Intangible Assets

        Intangible assets consisted of the following:

        ---------------------------------------------------------------------
        June 30,                                         2004          2003
        ---------------------------------------------------------------------

        Website Development and Domain Name       $ 3,054,547   $ 2,997,854
        Marketing Rights                               97,906        97,906
        Trademarks                                     15,382        15,382
        Other                                           3,575         3,575
        ---------------------------------------------------------------------
                                                  $ 3,171,410   $ 3,114,717
        Less: Accumulated Amortization                610,973       396,379
        Less: Impairment Loss on Marketing Rights      97,906            --
        ---------------------------------------------------------------------

        Net Intangible Assets                     $ 2,462,531   $ 2,718,338
        ---------------------------------------------------------------------

        Estimated annual amortization expense for the five years succeeding June 30, 2004 are as follows:

          2005          2006           2007           2008           2009
----------------------------------------------------------------------------

      $ 216,722     $ 210,596      $ 210,596      $ 209,828      $ 209,058


Note E - Investments In Affiliates - At Equity

        Investments in affiliates, in which the company owns between 20% and 50% ownership consists of the following at June 30:

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Note E -          Investments In Affiliates - At Equity - continued

        ------------------------------------------------------------------------
                                         Tirk Enterprises,     What-A-Limited,
                                                Inc.                Inc.
        2003
        ------------------------------------------------------------------------

        Balance, Beginning of Year            $ 67,160             $ 38,148
        Income From Investee                     1,070                   --
        ------------------------------------------------------------------------

        Investment in Affiliates              $ 68,230             $ 38,148
        ------------------------------------------------------------------------

        ------------------------------------------------------------------------
                                        Tirk Enterprises,      What-A-Limited,
                                              Inc.                  Inc.
        2004
        ------------------------------------------------------------------------

        Balance, Beginning of Year            $ 68,230             $ 38,148
        Income From Investee                       360                   --
        ------------------------------------------------------------------------

        Investment in Affiliates              $ 68,590             $ 38,148
        ------------------------------------------------------------------------

        The carrying amount of the investment approximates the ownership percentage in the net assets for the periods presented.

Note F - Debt

        The Company has a line of credit with Key Bank, NA for $10,000 with interest at the prime rate plus three percent. The balance was $4,743 and $1,220 at June 30, 2004 and 2003, respectively.

        In January 2000, the Company entered into an agreement with an unrelated entity to acquire the domain name "As Seen on TV.com". In October 2000, the Company renegotiated the purchase price to $2,800,000 in exchange for 2,500,000 shares of ONTV, Inc. common stock. The note payable requires monthly payments of a minimum of $5,000 or 5% of monthly gross sales until October 2005, at which time, the Company will have 45 days to pay the remaining balance in full. The domain name is the only collateral on the note. Should the Company default on the note, the domain name could revert back to the seller, and the Company would forfeit all stock and cash paid to date. The balance of the note at June 30, 2004 and 2003 was $2,303,748 and $2,316,248, respectively. As of June 30, 2004, the Company was delinquent in making their required monthly payments and is in negotiations with the note holder to restructure the terms of the outstanding balance on the note payable. Management expects to retain ownership of the domain name as a result of the negotiations.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note F - Debt - continued

        In June 2000, ONTV, Inc. entered into a loan agreement with an unrelated entity in the amount of $250,000. This note is for working capital and is secured by a promissory note and 1,500,000 shares of common stock. These shares are issued and are being held in trust by the Company at June 30, 2004 and 2003. All rights associated with these shares remain with ONTV, Inc. The note was due in full on May 16, 2002 together with accrued interest. The note was in default at June 30, 2002 and remains in default at June 30, 2004. Concurrent with the sale of the Company's equity interest in its former subsidiary Net e-Vantage, Inc. on May 16, 2001, this note became the obligation of Net e-Vantage, Inc. ONTV, Inc. continues to guarantee the note and maintains the 1,500,000 shares of ONTV, Inc. common stock as collateral in trust, worth approximately $30,000 on June 30, 2004. The lender and Net e-Vantage, Inc. are currently renegotiating new payment terms.

Note G - Leases

        During June 2002, the Company entered into a five-year building lease with an unrelated entity, with monthly rent of $6,667. On July 1, 2004, the lease was amended for the use of additional space in the building, with an increase in the monthly rent of $1,000. All other terms and conditions of the original lease remain in force. Future minimum lease payments for the five years succeeding June 30, 2004 are as follows:

             2005         2006           2007         2008         Total
         -----------------------------------------------------------------

          $ 92,000     $ 92,000       $ 92,000     $ 23,000      $ 299,000

        Rent expense for the years ended June 30, 2004 and 2003 was $80,240 and $73,357, respectively.

Note H - Related Party Transactions

        Related party transactions consisted of transactions with Web Marketing FX and the Company. The owner of Web Marketing FX is also a principal shareholder of the Company. The net receivable balance was $37,850 at June 30, 2004 and 2003. Web Marketing FX provided online access services to the Company in the amount of $117,400 and $87,100 for the years ended June 30, 2004 and 2003, respectively.

        Related party transactions also consisted of transactions between Boo Boo Marketing, LLC and the Company. The owners of Boo Boo Marketing, LLC are also principal shareholders of the Company. Boo Boo Marketing, LLC provided merchandise for resale to the Company in the amount of $79,200 and $144,300 for the years ended June 30, 2004 and 2003, respectively. The accounts payable balance was $39,300 and $55,300 at June 30, 2004 and 2003, respectively.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note H - Related Party Transactions - continued

        The Company's President has agreed to defer part of his salary until such time the Company's cash position will allow for payment of his full salary. As of June 30, 2004 and 2003, the accrued salary balance was $350,500 and $219,000, respectively.

Note I - Contingencies

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

        The Company is currently involved in four additional litigation actions as the defendant. Based on the progress made and status of all four cases currently, no estimate of possible gain or loss can be made. Accordingly, no provision for possible gain or loss has been made in the accompanying financial statements.

                                   SIGNATURES


In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of October 2004.

                                  ONTV, INC.


                                  By  /s/ Daniel M. Fasano
                                     -----------------------------------------
                                     Daniel M. Fasano, Chief Executive and
                                     Financial Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                     Title                    Date

/s/ Daniel M. Fasano
-----------------------
Daniel M. Fasano                    Director             October 12, 2004