Form 10QSB
period 2004-09-30
ONTV INC
filed 2004-11-22
CIK 1011550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004
                                       or
   [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                        Commission File Number 000-29249

                                   ONTV, Inc.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)


      Delaware                                     16-1499611
   -----------------                         --------------------
 (State or other jurisdiction of           (IRS Employer Identification
 incorporation or organization)               Number)


                          2444 Innovation Way, Bldg 10
                            Rochester, New York 14624
                       ----------------------------------
                    (Address of principal executive offices)

                                 (585) 295-8601
                         ------------------------------
                           (Issuer's Telephone Number)

                                       N/A
                         -----------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 15 or 15 (d) or the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                            Outstanding at November 22, 2004

     Common Stock, $.001 par value                   23,593,361

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

                            ONTV, INC. & SUBSIDIARIES
                            (A DELAWARE CORPORATION)
                               Rochester, New York

                        --------------------------------
                               FINANCIAL REPORTS
                                       AT
                               SEPTEMBER 30, 2004
                        --------------------------------

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


TABLE OF CONTENTS
------------------------------------------------------------------------------


Consolidated Balance Sheets at September 30, 2004 (Unaudited) and
  June 30, 2004                                                        F-2

Consolidated Statements of Changes in Stockholders' Equity for the
  Three Months Ended September 30, 2004 and 2003 (Unaudited) and
  for the Year Ended June 30, 2004                                     F-3

Consolidated Statements of Operations for the Three Months Ended
  September 30, 2004 and 2003 (Unaudited)                              F-4

Consolidated Statements of Cash Flows for the Three Months Ended
  September 30, 2004 and 2003 (Unaudited)                              F-5

Notes to Consolidated Financial Statements                             F-6

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                    (Unaudited)
                                                    September 30,    June 30,
                                                       2004           2004
-------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and Cash Equivalents                          $  103,341      $  33,004
Inventory                                             211,571        236,571
------------------------------------------------------------------------------

Total Current Assets                                  314,912        269,575

Property and Equipment - Net of Accumulated
Depreciation                                           66,461         70,552

Other Assets
Accounts Receivable - Related Party                    37,850         37,850
Deposits                                                6,667          6,667
Due from Officer                                       82,193         82,193
Intangible Assets - Net of Accumulated
   Amortization                                     2,418,799      2,462,531
Investments in Affiliates                             106,738        106,738
------------------------------------------------------------------------------
Total Assets                                      $ 3,033,620    $ 3,036,106
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses               $ 301,023      $ 296,029
Accounts Payable - Related Parties                     39,300         39,300
Debt - Due Within One Year                             66,652         64,743
------------------------------------------------------------------------------

Total Current Liabilities                             406,975        400,072

Other Liabilities

Accrued Expenses - Related Parties                    337,750        350,500
Debt - Due After One Year                           2,241,248      2,243,748
-----------------------------------------------------------------------------

Total Liabilities                                   2,985,973      2,994,320
------------------------------------------------------------------------------

Stockholders' Equity
Common Stock:  $.001 Par; 100,000,000 Shares
                 Authorized;
               23,720,861 Shares Issued; and
               23,593,361 Shares Outstanding           23,721         23,721
Additional Paid-In Capital                          1,052,099      1,052,099
Accumulated Deficit                                (1,008,964)    (1,014,825)
-------------------------------------------------------------------------------
                                                       66,856         60,995
Less:  Stock Held in Trust                              1,500          1,500
       Treasury Stock - 127,500 Shares, at Cost        17,709         17,709
------------------------------------------------------------------------------

Total Stockholders' Equity                             47,647         41,786
------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity        $ 3,033,620     $3,036,106
==============================================================================

   The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                        Additional                                              Total
                                 Number      Common      Paid-In     Accumulated   Stock Held    Treasury    Stockholders'
                                of Shares    Stock       Capital       Deficit      in Trust       Stock        Equity
--------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2003        23,720,861   $ 23,721    $1,052,099    $(514,774)     $(1,500)    $(17,709)     $ 541,837


Net Loss for the Period                --         --            --     (237,830)          --           --       (237,830)
(Unaudited)
--------------------------------------------------------------------------------------------------------------------------

Balance - September 30, 2003
(Unaudited)                    23,720,861     23,721     1,052,099     (752,604)      (1,500)     (17,709)       304,007

Net Loss for the Period                --         --            --     (262,221)          --           --       (262,221)
(Unaudited)
--------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2004        23,720,861     23,721     1,052,099   (1,014,825)      (1,500)     (17,709)        41,786

Net Income for the Period              --         --            --        5,861           --           --          5,861
(Unaudited)
--------------------------------------------------------------------------------------------------------------------------

Balance - September 30, 2004
(Unaudited)                    23,720,861   $ 23,721    $1,052,099  $(1,008,964)     $(1,500)    $(17,709)      $ 47,647
--------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------

Three Months Ended September 30,                        2004             2003
-------------------------------------------------------------------------------

Revenues, Net of Returns                             $ 1,105,876     $ 612,748

  Cost of Goods Sold                                     722,136       408,533
------------------------------------------------------------------------------

Gross Profit                                             383,740       204,215
------------------------------------------------------------------------------

Expenses
  Advertising                                             70,897        86,443
  Amortization                                            54,358        53,154
  Depreciation                                             4,091         3,275
  Interest                                                   287            21
  Legal and Accounting                                     7,962        11,000
  Payroll and Payroll Taxes                              115,335        77,775
  Other Expenses                                         124,968       112,606
------------------------------------------------------------------------------

Total Expenses                                           377,898       344,274
------------------------------------------------------------------------------

Income (Loss) Before Other Income
  and (Expenses) and Provision for Taxes                   5,842      (140,059)

Other Income and (Expenses)
  Other Income                                                19            --
  Equity in Income of Unconsolidated Investments              --           135
  Loss from Impairment of Marketing Rights                    --       (97,906)
------------------------------------------------------------------------------

Income (Loss) Before Provision for Income Taxes            5,861      (237,830)
  Provision for Income Taxes                                  --            --
-------------------------------------------------------------------------------

Net Income (Loss) for the Period                        $  5,861    $ (237,830)
===============================================================================

EARNINGS PER SHARE
-------------------------------------------------------------------------------

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted                       23,593,361    23,593,361

Net Income (Loss) Per Common Share - Basic and
Diluted                                             $       0.00  $(      0.01)
===============================================================================


   The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

Three Months Ended September 30,                           2004          2003
-------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Income (Loss) for the Period                        $  5,861     $(237,830)

Adjustments to Reconcile Net Income (Loss) for
  the Period To Net Cash Flows from Operating
  Activities:
     Amortization                                         54,358        53,154
     Depreciation                                          4,091         3,275
     Equity in Income of Unconsolidated Investments           --          (135)
     Loss from Impairment of Marketing Rights                 --        97,906

Changes in Assets and Liabilities:
  Inventory                                               25,000        32,487
  Accounts Payable and Accrued Expenses                    4,994        25,693
  Accounts Payable - Related Parties                          --       (16,000)
  Accrued Expenses - Related Parties                     (12,750)       31,000
-------------------------------------------------------------------------------
Net Cash Flows From Operating Activities                  81,554       (10,450)
-------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Acquisition of Property and Equipment                       --          (959)
  Capitalized Website Development Costs                  (10,626)      (16,846)
-------------------------------------------------------------------------------

Net Cash Flows from Investing Activities                 (10,626)      (17,805)
-------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Advances from Line of Credit, Net                        1,909           484
  Repayment of Debt                                       (2,500)       (5,000)
-------------------------------------------------------------------------------

Net Cash Flows from Financing Activities                    (591)       (4,516)
-------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                   70,337       (32,771)

Cash and Cash Equivalents - Beginning of Period           33,004        46,374
-------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period              $ 103,341      $ 13,603
===============================================================================

Supplemental Disclosures
------------------------------------------------------------------------------
  Interest Paid                                        $     287      $     21
  Income Taxes Paid                                    $      --      $     --
===============================================================================


   The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note A -  Basis of Presentation

        The condensed consolidated financial statements of ONTV, Inc. & Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB and other reports filed with the SEC.

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

Note B -  Debt

        In January 2000, the Company entered into an agreement with an unrelated entity to acquire the domain name "As Seen on TV.com". In October 2000, the Company renegotiated the purchase price to $2,800,000 in exchange for 2,500,000 shares of ONTV, Inc. common stock. The note payable requires monthly payments of a minimum of $5,000 or 5% of monthly gross sales until October 2005, at which time, the Company will have 45 days to pay the remaining balance in full. The domain name is the only collateral on the note. Should the Company default on the note, the domain name could revert back to the seller, and the Company would forfeit all stock and cash paid to date. The balance of the note, included in debt in the accompanying consolidated financial statements, at September 30, 2004 (unaudited) and June 30, 2004 was $2,301,248 and $2,303,748, respectively. As of September 30, 2004, the Company was delinquent in making their required monthly payments and is in negotiations with the note holder to restructure the terms of the outstanding balance on the note payable. Management expects to retain ownership of the domain name as a result of the negotiations.

        In June 2000, ONTV, Inc. entered into a loan agreement with an unrelated entity in the amount of $250,000. This note is for working capital and is secured by a promissory note and 1,500,000 shares of common stock. These shares are issued and are being held in trust by the Company at September 30, 2004 (unaudited) and June 30, 2004. All rights associated with these shares remain with ONTV, Inc. The note was due in full on May 16, 2002 together with accrued interest. The note was in default at June 30, 2002 and remains in default at September 30, 2004. Concurrent with the sale of the Company's equity interest in its former subsidiary Net e-Vantage, Inc. on May 16, 2001, this note became the obligation of Net e-Vantage, Inc. ONTV, Inc. continues to guarantee the note and maintains the 1,500,000 shares of ONTV, Inc. common stock as collateral in trust, worth approximately $30,000 on September 30, 2004. The lender and Net e-Vantage, Inc. are currently renegotiating new payment terms.

   The accompanying notes are an integral part of these financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. THREE MONTHS ENDED SEPTEMBER 30, 2003.

The increase in sales during the three months ended September 30, 2004 over the comparable period last year was primarily due to the expanded product line available for sale.

Cost of goods sold, as a percentage of revenue, was 65% for the three months ended September 30, 2004 as compared with 67% for the comparable period in the prior fiscal year.

Operating expenses for the three months ended September 30, 2004 increased by approximately $34,000 as compared to the three months ended September 30, 2003 primarily as a result of higher sales during the period.

Other expenses for the three months ended September 30, 2004 declined since the write-off of the CSA Alliance marketing rights was expensed in the prior period.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit at September 30, 2004 was $(92,063), as compared to a working capital deficit of $(130,497) at beginning of the current fiscal year. Net cash provided by operations was $81,554 for the three months ended September 30, 2004 compared with net cash used of $(10,450) for the three months ended September 30, 2003. The improvement in working capital is primarily the result of net income of $5,861 during the current period.

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

Traditionally, in the electronic retailing business, retailers may expect to see a significant increase in sales during the last several weeks of a calendar year, caused by holiday shopping.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Based on the evaluation of the Company's disclosure controls and procedures by Daniel Fasano, the Company's Chief Executive and Financial Officer, as of September 30, 2004 such officer has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors during the three months ended September 30, 2004, that could significantly affect these controls subsequent to the date of their evaluation, and as a result no corrective actions with regard to significant deficiencies and material weaknesses were required.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K

 (a)    Exhibits

    Number     Title

      31       Rule 13a-14(a) Certifications

      32       Section 1350 Certifications

 (b) Reports on Form 8-K

        During the three months ended September 30, 2004 the Company did not file any reports on Form 8-K.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ONTV, INC.


November 22, 2004                      By:/s/ Daniel M. Fasano
                                          ------------------------
                                          Daniel M. Fasano
                                          Chief Executive and Financial Officer