Form 10QSB
period 2004-12-31
ONTV INC
filed 2005-02-22
CIK 1011550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 2004 or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                        Commission File Number 000-29249

                                   ONTV, Inc.
                  ------------------------------- -----------
        (Exact name of small business issuer as specified in its charter)


              Delaware                                     16-1499611
-------------------------------------                 ------------------
 (State or other jurisdiction of          (IRS Employer Identification Number)
 incorporation or organization)

                          2444 Innovation Way, Bldg 10
                            Rochester, New York 14624
                    (Address of principal executive offices)

                                 (585) 295-8601
                           (Issuer's Telephone Number)

                                     N/A
         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

       Class                              Outstanding at February 22, 2005

    Common Stock, $.001 par value                            23,720,861

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            ONTV, INC. & SUBSIDIARIES
                            (A DELAWARE CORPORATION)
                               Rochester, New York
                           --------------------------
                               FINANCIAL REPORTS
                                       AT
                               DECEMBER 31, 2004
                        --------------------------------

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


TABLE OF CONTENTS
------------------------------------------------------------------------------


Consolidated Balance Sheets at December 31, 2004 (Unaudited) and
  June 30, 2004                                                            F-2

Consolidated Statements of Changes in Stockholders' Equity for the Six
  Months Ended December 31, 2004 and 2003 (Unaudited)                      F-3

Consolidated Statements of Operations for the Three and Six Months
  Ended December 31, 2004 and 2003 (Unaudited)                             F-4

Consolidated Statements of Cash Flows for the Six Months Ended
  December 31, 2004 and 2003 (Unaudited)                                   F-5

Notes to Consolidated Financial Statements                           F-6 - F-7

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                      (Unaudited)
                                                       December 31,    June 30,
                                                           2004          2004
--------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                             $ 229,063      $  33,004
Inventory                                               211,571        236,571
--------------------------------------------------------------------------------

Total Current Assets                                    440,634        269,575

Property and Equipment - Net of Accumulated
 Depreciation                                            62,370         70,552

Other Assets
Accounts Receivable - Related Party                      37,850         37,850
Deposits                                                  6,667          6,667
Due from Officer                                         82,193         82,193
Intangible Assets - Net of Accumulated Amortization   2,364,375      2,462,531
Investments in Affiliates                               106,738        106,738
--------------------------------------------------------------------------------
Total Assets                                        $ 3,100,827    $ 3,036,106
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses                 $ 330,136      $ 296,029
Accounts Payable - Related Parties                       39,300         39,300
Debt - Due Within One Year                               66,516         64,743
--------------------------------------------------------------------------------
Total Current Liabilities                               435,952        400,072

Other Liabilities
Accrued Expenses - Related Parties                      419,500        350,500
Debt - Due After One Year                             2,166,248      2,243,748
--------------------------------------------------------------------------------
Total Liabilities                                     3,021,700      2,994,320
--------------------------------------------------------------------------------

Stockholders' Equity
Common  Stock: $.001 Par; 100,000,000 Shares
               Authorized; 23,720,861 Shares
               Issued; and 23,593,361 Shares
               Outstanding                               23,721         23,721
Preferred Stock: $.001 Par; 5,000,000 Shares
               Authorized; 20,000 and -0- Shares
               Issued and Outstanding, respectively          20             --
Additional Paid-In Capital                            1,057,079      1,052,099
Accumulated Deficit                                    (982,484)    (1,014,825)
--------------------------------------------------------------------------------
                                                         98,336         60,995
Less: Stock Held in Trust                                 1,500          1,500
     Treasury Stock - 127,500 Shares at Cost             17,709         17,709
--------------------------------------------------------------------------------
Total Stockholders' Equity                               79,127         41,786
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity          $ 3,100,827    $ 3,036,106
--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


---------------------------------------------------------------------------------------------------------------------------
                                      Common      Preferred    Additional                                          Total
                                       Stock        Stock       Paid-In    Accumulated   Stock Held   Treasury   Stockholders'
                                   ($0.001 Par)  ($0.001 Par)   Capital      Deficit      in Trust     Stock       Equity
---------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2003              $ 23,721      $     --   $ 1,052,099   $(514,774)    $(1,500)   $(17,709)   $ 541,837


Net Loss for the Period (Unaudited)        --            --            --    (260,770)         --          --     (260,770)
---------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2003            23,721            --     1,052,099    (775,544)     (1,500)    (17,709)     281,067
(Unaudited)

Net Loss for the Period (Unaudited)        --            --            --    (239,281)         --          --     (239,281)
---------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2004                23,721            --     1,052,099  (1,014,825)     (1,500)    (17,709)      41,786

Issuance of 20,000 Shares for
Payment of
  Accrued Expenses - Related Parties       --            20         4,980          --          --          --        5,000

Net Loss for the Period (Unaudited)        --            --            --      32,341          --          --       32,341
---------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2004          $ 23,721        $   20   $ 1,057,079   $(982,484)    $(1,500)   $(17,709)    $ 79,127
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------



  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


--------------------------------------------------------------------------------------------

                                        Three Months Ended            Six Months Ended
                                           December 31,                 December 31,
                                     --------------------------  ---------------------------

                                           2004          2003          2004           2003
--------------------------------------------------------------------------------------------

Revenues, Net of Returns             $1,538,244    $1,204,045    $              $
                                                                  2,644,120      1,816,793

Cost of Goods Sold                      989,814       754,816     1,711,950      1,163,349
--------------------------------------------------------------------------------------------

Gross Profit                            548,430       449,229       932,170        653,444
--------------------------------------------------------------------------------------------

Expenses
Advertising                             110,435       112,692       181,332        199,135
Amortization                             54,423        53,960       108,781        107,114
Depreciation                              4,091         4,075         8,182          7,350
Interest                                    659            15           946             36
Legal and Accounting                     34,970        61,816        42,932         72,816
Payroll and Payroll Taxes               126,028        99,146       241,363        176,921
Other Expenses                          191,447       140,608       316,415        253,214
--------------------------------------------------------------------------------------------

Total Expenses                          522,053       472,312       899,951        816,586
--------------------------------------------------------------------------------------------

Income (Loss) Before Other Income
  and (Expenses) and Provision for       26,377       (23,083)       32,219
Taxes                                                                             (163,142)

Other Income and (Expenses)
Other Income                                103             2           122              2
Equity in Income of Unconsolidated
  Investments                                --           141            --            276
Loss from Impairment of Marketing Rights     --            --            --        (97,906)
--------------------------------------------------------------------------------------------

Income (Loss) Before Provision for       26,480       (22,940)       32,341       (260,770)
Taxes

Provision for Taxes                          --            --            --             --
--------------------------------------------------------------------------------------------

Net Income (Loss) for the Period      $  26,480     $ (22,940)     $ 32,341     $ (260,770)
--------------------------------------------------------------------------------------------

EARNINGS PER SHARE
--------------------------------------------------------------------------------------------

Weighted Average Number of Common
  Shares Outstanding - Basic and
  Diluted                            23,593,361    23,593,361    23,593,361     23,593,361

Net Income (Loss) Per Common Share
 - Basic and Diluted                   $   0.00     $   (0.00)    $    0.00      $   (0.01)
--------------------------------------------------------------------------------------------


  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

Six Months Ended December 31,                                2004         2003
--------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Income (Loss) for the Period                         $ 32,341    $(260,770)

Adjustments to Reconcile Net Income (Loss) for the Period
  To Net Cash Flows from Operating Activities:
Amortization                                              108,781      107,114
Depreciation                                                8,182        7,350
Equity in Income of Unconsolidated Investments
                                                               --         (276)
Issuance of Preferred Stock for Payment of
   Accrued Expenses - Related Parties                       5,000           --
Loss from Impairment of Marketing Rights                       --       97,906

Changes in Assets and Liabilities:
Inventory                                                  25,000       48,716
Accounts Payable and Accrued Expenses                      34,107       86,675
Accounts Payable - Related Parties                             --      (16,000)
Accrued Expenses - Related Parties                         69,000       68,250
--------------------------------------------------------------------------------

Net Cash Flows From Operating Activities                  282,411      138,965
--------------------------------------------------------------------------------

Cash Flows from Investing Activities
Acquisition of Property and Equipment                          --      (17,401)
Capitalized Website Development Costs                     (10,625)     (42,062)
--------------------------------------------------------------------------------

Net Cash Flows from Investing Activities                  (10,625)     (59,463)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Advances from Line of Credit, Net                           1,773        2,854
Repayment of Debt                                         (77,500)      (7,500)
--------------------------------------------------------------------------------

Net Cash Flows from Financing Activities                  (75,727)      (4,646)
--------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                   196,059       74,856

Cash and Cash Equivalents - Beginning of Period            33,004       46,374
--------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period               $ 229,063    $ 121,230
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
--------------------------------------------------------------------------------

Interest Paid                                              $  946       $   36
Income Taxes Paid                                          $   --       $   --
--------------------------------------------------------------------------------


  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note A -          Basis of Presentation

        The condensed consolidated financial statements of ONTV, Inc. & Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB and other reports filed with the SEC.

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

Note B -  Debt

        In January 2000, the Company entered into an agreement with an unrelated entity to acquire the domain name "As Seen on TV.com". In October 2000, the Company renegotiated the purchase price to $2,800,000 in exchange for 2,500,000 shares of ONTV, Inc. common stock. The note payable requires monthly payments of a minimum of $5,000 or 5% of monthly gross sales until October 2005, at which time, the Company will have 45 days to pay the remaining balance in full. The domain name is the only collateral on the note. Should the Company default on the note, the domain name could revert back to the seller, and the Company would forfeit all stock and cash paid to date. The balance of the note, included in debt in the accompanying consolidated financial statements, at December 31, 2004 (unaudited) and June 30, 2004 was $2,226,248 and $2,303,748, respectively. As of December 31, 2004, the Company was delinquent in making their required monthly payments and was in negotiations with the note holder to restructure the terms of the outstanding balance on the note payable. In January 2005, the Company and the note holder reached an agreement to settle the outstanding balance in full for a final payment of $237,500, of which $75,000 had been paid during the period ended December 31, 2004.

                                                                   - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note B -  Debt - continued

               In June 2000, ONTV, Inc. entered into a loan agreement with an unrelated entity in the amount of $250,000. This note is for working capital and is secured by a promissory note and 1,500,000 shares of common stock. These shares are issued and are being held in trust by the Company at December 31, 2004 (unaudited) and June 30, 2004. All rights associated with these shares remain with ONTV, Inc. The note was due in full on May 16, 2002 together with accrued interest. The note was in default at June 30, 2002 and remains in default at December 31, 2004. Concurrent with the sale of the Company's equity interest in its former subsidiary Net e-Vantage, Inc. on May 16, 2001, this note became the obligation of Net e-Vantage, Inc. ONTV, Inc. maintains the 1,500,000 shares of ONTV, Inc. common stock as collateral in trust, worth approximately $60,000 on December 31, 2004. The lender and Net e-Vantage, Inc. are currently renegotiating new payment terms.

Note C -     Related Party Transactions

        In October 2004, the Company issued 20,000 shares of Preferred Stock to the Company's President, valued at $5,000, as partial payment on the unpaid accrued salary owed to him. Each share of Preferred Stock carries a voting right of 1,000 to 1.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2004 compared with three months ended December 31, 2003.

Revenue for the fiscal quarter ended December 31, 2004 was $1,538,244 an increase of 27.8% over revenue of $1,204,045 for the quarter ended December 31, 2003. This improvement is primarily the resultant increase in sales due to the expanded product line available for sale.

Cost of goods sold, as a percentage of revenue, was 64% for the quarter ended December 31, 2004, as compared with 63% for the comparable period in 2003. Management believes that the current percentages are in line with expectations in the future.

Operating expenses, as a percentage of revenue, were 33.9% for the current quarter ended December 31, 2004, as compared with 39.2% for the comparable quarter ended December 31, 2003. The improvement of this percentage during the current operating period results is primarily the result of realized economies of scale generated from the absorption of expenses against increased revenues.

Six months ended December 31, 2004 compared with six months ended December 31, 2003.

Revenue for the six months ended December 31, 2004 was $2,644,120 an increase of 45.5% over revenue of $1,816,793 for the six months ended December 31, 2003. This improvement is primarily the resultant increase in sales due to the expanded product line available for sale.

Cost of goods sold, as a percentage of revenue, was 65% for the six months ended December 31, 2004, as compared with 64% for the comparable period in 2003. Management believes that the current percentages are in line with expectations in the future.

Operating expenses, as a percentage of revenue, were 34.0% for the six months ended December 31, 2004, as compared with 44.9% for the comparable quarter ended December 31, 2003. The improvement of this percentage during the current operating period results is primarily the result of realized economies of scale generated from the absorption of expenses against increased revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2004 was $4,682, an increase of $135,179 since the beginning of the current fiscal year. The increase in working capital was primarily due to an increase in revenue. Net cash provided from operating activities to $282,411 for the six months ended December 31, 2004, compared to net cash provided of $138,965 for the six months ended December 31, 2003. This increase resulted from the previously described increase in revenue.

In January 2000 the Company purchased, at a total cost of $5,000,000, the domain name, AsSeenOnTV.com. Consideration for the acquisition included a cash payment of $25,000 and a non-interest-bearing promissory note of $4,975,000. On October 13, 2000, the purchase contract was renegotiated, with the purchase price decreased to $2,800,000, and the resultant note payable decreased to a balance of $2,455,000. The renegotiated note required monthly payments of a minimum of $5,000, or 5% of monthly gross sales, until October 2005, at which time, the Company had 45 days to pay the remaining balance in full. The domain name was the only collateral for the renegotiated note. If the Company defaulted on the renegotiated note, the domain name would revert back to the seller, and the Company would forfeit all stock and cash paid to date. As of December 31, 2004, the Company was delinquent in its required monthly payments and was in negotiations with the note holder to restructure the terms of the outstanding balance on the note. In January 2005, the Company and the note holder reached an agreement to settle the outstanding balance in full for a final payment of $237,500, of which $75,000 was paid during the period ended December 31, 2004 and the remainder of which was paid in January 2005.

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

                                    PART III


ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K

 (a)    Exhibits

    Number     Title

      31       Rule 13a-14(a) Certifications

      32       Section 1350 Certifications

 (b) Reports on Form 8-K

         During the six months ended December 31, 2004 the Company did not file any reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ONTV, Inc.


February 22, 2005                       /s/ Daniel M. Fasano
                                        ----------------------------------------
                                        Daniel M. Fasano
                                        Chief Executive and Financial Officer