Form 10QSB
period 2005-03-31
ONTV INC
filed 2005-05-23
CIK 1011550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005
                                       or

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

                                 (585) 295-8601
                         -----------------------------
                           (Issuer's Telephone Number)

                                       N/A
                    ----------------------------------------
                   (Former name, former address and former fiscal
                       year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 15 or 15 (d) or the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [ X ]           No  [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                              Outstanding at May 20, 2005

    Common Stock, $.001 par value                23,721,861


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            ONTV, INC. & SUBSIDIARIES
                            (A DELAWARE CORPORATION)
                               Rochester, New York

                        --------------------------------
                               FINANCIAL REPORTS
                                       AT
                                 MARCH 31, 2005
                        --------------------------------

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


TABLE OF CONTENTS
------------------------------------------------------------------------------


Consolidated Balance Sheets at March 31, 2005 (Unaudited) and
  June 30, 2004                                                            F-2

Consolidated Statements of Changes in Stockholders' Equity for the Nine
  Months Ended March 31, 2005 and 2004 (Unaudited)                         F-3

Consolidated Statements of Operations for the Three and Nine Months
  Ended March 31, 2005 and 2004 (Unaudited)                                F-4

Consolidated Statements of Cash Flows for the Nine Months Ended
 March 31, 2005 and 2004 (Unaudited)                                 F-5 - F-6

Notes to Consolidated Financial Statements                           F-7 - F-8

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                       (Unaudited) March 31,
                                                         June 30,
                                                           2005           2004
--------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                               $ 530,663     $  33,004
Inventory                                                 211,571       236,571
--------------------------------------------------------------------------------

Total Current Assets                                      742,234       269,575

Property   and   Equipment   -  Net   of   Accumulated     58,279        70,552
Depreciation

Other Assets
Accounts Receivable - Related Party                        37,850        37,850
Deposits                                                    6,667         6,667
Due from Officer                                           82,193        82,193
Intangible Assets - Net of Accumulated Amortization       280,593     2,462,531
Investments in Affiliates                                 106,738       106,738
--------------------------------------------------------------------------------

Total Assets                                           $ 1,314,554  $ 3,036,106
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses                   $ 599,412     $ 296,029
Accounts Payable - Related Party                           39,300        39,300
Debt - Due Within One Year                                  6,516        64,743
--------------------------------------------------------------------------------

Total Current Liabilities                                 645,228       400,072

Other Liabilities
Accrued Expenses - Related Party                          452,522       350,500
Debt - Due After One Year                                      --     2,243,748
--------------------------------------------------------------------------------

Total Liabilities                                       1,097,750      2,994,320
--------------------------------------------------------------------------------

Stockholders' Equity
Common Stock: $.001 Par; 100,000,000 Shares
Authorized; 23,721,861  and 23,720,861
Shares Issued, respectively; and
23,594,361 and 23,593,361 Shares Outstanding,
respectively                                               23,722         23,721
Preferred Stock: $.001 Par; 5,000,000 Shares
Authorized; 20,000 and  -0- Shares Issued and
Outstanding, respectively                                     20             --
Additional Paid-In Capital                              1,057,118     1,052,099
Accumulated Deficit                                      (844,847)   (1,014,825)
--------------------------------------------------------------------------------
                                                          236,013        60,995
Less: Stock Held in Trust                                   1,500         1,500
           Treasury Stock - 127,500 Shares at Cost         17,709        17,709
--------------------------------------------------------------------------------

Total Stockholders' Equity                                216,804        41,786
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity            $ 1,314,554   $ 3,036,106
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
                                       Stock       Stock       Paid-In    Accumulated   Stock Held  Treasury   Stockholders'
                                   ($0.001 Par) ($0.001 Par)   Capital      Deficit     in Trust     Stock       Equity
---------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2003               $ 23,721    $    --    $1,052,099   $(514,774)    $(1,500)   $(17,709)   $ 541,837


Net Loss for the Period (Unaudited)         --         --            --    (418,022)         --          --     (418,022)
---------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2004 (Unaudited)    23,721         --     1,052,099    (932,796)     (1,500)    (17,709)     123,815

Net Loss for the Period (Unaudited)         --         --            --     (82,029)         --          --      (82,029)
---------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2004                 23,721         --     1,052,099  (1,014,825)     (1,500)    (17,709)      41,786

Issuance of 20,000 Shares for
Payment of Accrued Expenses
 - Related Party                            --         20         4,980          --          --          --        5,000

Issuance of 1,000 Shares for
Partial Payment of
   Renegotiated Note Payable                 1         --            39          --          --          --           40

Net Income for the Period                   --         --            --     169,978          --          --      169,978
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2005 (Unaudited)  $ 23,722     $   20   $ 1,057,118    $(844,847)   $(1,500)   $(17,709)   $ 216,804

---------------------------------------------------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


--------------------------------------------------------------------------------------------

                                        Three Months Ended           Nine Months Ended
                                             March 31,                    March 31,
                                     --------------------------  ---------------------------

                                           2005          2004          2005           2004
--------------------------------------------------------------------------------------------

Revenues, Net of Returns             $1,514,614     $ 913,219    $ 4,158,734   $ 2,730,012

Cost of Goods Sold                      970,433       614,337     2,682,383      1,777,686
--------------------------------------------------------------------------------------------

Gross Profit                            544,181       298,882     1,476,351        952,326
--------------------------------------------------------------------------------------------

Expenses
Advertising                              83,058       108,452       264,390        307,587
Amortization                             20,074        53,736       128,855        160,850
Depreciation                              4,091         3,820        12,273         11,170
Interest                                    937         1,614         1,883          1,650
Legal and Accounting                     11,017        51,733        53,949        124,549
Payroll and Payroll Taxes               125,145       111,525       366,508        288,446
Other Expenses                          162,319       130,356       478,734        383,570
--------------------------------------------------------------------------------------------

Total Expenses                          406,641       461,236     1,306,592      1,277,822
--------------------------------------------------------------------------------------------

Income (Loss) Before Other Income
and (Expenses) and Provision for Taxes  137,540      (162,354)      169,759       (325,496)

Other Income and (Expenses)
Other Income                                 97         5,131           219          5,133
Equity in Income of Unconsolidated
  Investments                                --           (29)           --            247
Loss from Impairment of Marketing            --            --
Rights                                                                   --        (97,906)
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

Income (Loss) Before Provision for      137,637      (157,252)      169,978       (418,022)
Taxes

Provision for Taxes                           --           --            --             --
--------------------------------------------------------------------------------------------

Net Income (Loss) for the Period      $ 137,637    $ (157,252)     $169,978      $(418,022)
--------------------------------------------------------------------------------------------

EARNINGS PER SHARE
--------------------------------------------------------------------------------------------

Weighted Average Number of Common
  Shares Outstanding - Basic and     23,594,217    23,593,361    23,593,642     23,593,361
Diluted

Net Income (Loss) Per Common Share
 - Basic and Diluted                   $   0.01     $   (0.01)    $    0.01      $   (0.02)
--------------------------------------------------------------------------------------------


  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

Nine Months Ended March 31,                                    2005       2004
--------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Income (Loss) for the Period                           $169,978   $(418,022)

Adjustments to Reconcile Net Income (Loss) for the Period
  To Net Cash Flows from Operating Activities:
Amortization                                                128,855     160,850
Depreciation                                                 12,273      11,170
Equity in Income of Unconsolidated Investments
                                                                 --        (247)
Loss from Impairment of Marketing Rights
                                                                 --      97,906

Changes in Assets and Liabilities:
Inventory                                                    25,000      48,716
Accounts Payable and Accrued Expenses                       303,383      74,337
Accounts Payable - Related Party                                 --     (16,000)
Accrued Expenses - Related Party                            107,022      97,375
--------------------------------------------------------------------------------

Net Cash Flows From Operating Activities                    746,511      56,085
--------------------------------------------------------------------------------

Cash Flows from Investing Activities
Acquisition of Property and Equipment                            --     (20,132)
Capitalized Website Development Costs                       (10,625)    (48,778)
--------------------------------------------------------------------------------

Net Cash Flows from Investing Activities                    (10,625)    (68,910)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Advances from Line of Credit                                  1,773       2,854
Repayment of Debt                                          (240,000)    (11,249)
--------------------------------------------------------------------------------

Net Cash Flows from Financing Activities                   (238,227)     (8,395)
--------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                     497,659     (21,220)

Cash and Cash Equivalents - Beginning of Period              33,004      46,374
--------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period                 $ 530,663    $ 25,154

--------------------------------------------------------------------------------

                                                                   - continued -

  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
--------------------------------------------------------------------------------

Nine Months Ended March 31,                                    2005       2004
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
--------------------------------------------------------------------------------

Interest Paid                                              $  1,883      $ 1,650
Income Taxes Paid                                          $     --      $    --
--------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------

Issuance of Preferred Stock for Partial Payment of
   Accrued Expenses - Related Party                        $  5,000      $   --

Issuance of Common Stock for Partial Payment of
  Renegotiated Note Payable                                $     40      $   --

Reduction of Cost of Domain Name via Renegotiated Note   $2,063,708      $   --
Payable
--------------------------------------------------------------------------------

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

Note B - Debt
        In January 2000, the Company entered into an agreement with Conrad Promotions, LLC and David E. Sloan, unrelated parties, to acquire the domain name "As Seen on TV.com". In October 2000, the Company renegotiated the purchase price to $2,800,000 in exchange for 2,500,000 shares of ONTV, Inc. common stock. The note payable required monthly payments of a minimum of $5,000 or 5% of monthly gross sales until October 2005, at which time, the Company had 45 days to pay the remaining balance in full. In January 2005, the Company and the note holder reached an agreement to settle the outstanding balance in full for a final cash payment of $237,500 and the issuance of 1,000 shares of ONTV, Inc. common stock, valued at $40. The balance of the note, included in debt in the accompanying consolidated financial statements, was $-0- and $2,303,748 at March 31, 2005 (unaudited) and June 30, 2004, respectively.

                                                                  - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note B - Debt - continued

        In June 2000, ONTV, Inc. entered into a loan agreement with Emanuel Tarboti, an unrelated party, in the amount of $250,000. This note is for working capital and is secured by a promissory note and 1,500,000 shares of common stock. These shares are issued and are being held in trust by the Company at March 31, 2005 (unaudited) and June 30, 2004. All rights associated with these shares remain with ONTV, Inc. The note was due in full on May 16, 2002 together with accrued interest. The note was in default at June 30, 2002 and remains in default at March 31, 2005. Concurrent with the sale of the Company's equity interest in its former subsidiary Net e-Vantage, Inc. on May 16, 2001, this note became the obligation of Net e-Vantage, Inc. ONTV, Inc. maintains the 1,500,000 shares of ONTV, Inc. common stock as collateral in trust, worth approximately $127,500 on March 31, 2005. The lender and Net e-Vantage, Inc. are currently renegotiating new payment terms.

Note C -    Related Party Transactions
        In October 2004, the Company issued 20,000 shares of Preferred Stock to the Company's President, valued at $5,000, as partial payment on the unpaid accrued salary owed to him. Each share of Preferred Stock carries a voting right of 1,000 to 1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company's annual report on Form 10-KSB.

RESULTS OF OPERATIONS

      Material changes of certain items in the Company's Statement of Operations for the nine months ended March 31, 2005, as compared to the same period last year, are discussed below:

                    Increase (I)
Item             or Decrease (D) Reason

Revenues               I         Expanded product line available for sale.

Gross Profit I Gross profit increased in line with the increase in revenues. Gross profit, as a percentage of revenue, was 35% for both the nine months ended March 31, 2005 and 2004.

Advertising            D         THe Company was able to reduce the cost of its
                                 placement on internet search engines.

Amortization           D         As  explained  in  Note  B  to  the   Company's
                                 financial statements  included  as part of this
                                 report,  the Company settled  a  liability  in
                                 the  amount  of   $2,301,248  at December  31,
                                 2004 with a cash payment of $237,500 and 1,000 shares of the Company's common stock.
                                 The liability represented the remaining purchase price of the internet domain name
                                 "As Seen On TV",  which,  as of  December  31,
                                 2004, was carried in the Company's financial statements as an intangible asset in the amount of $2,177,778. As a result of the settlement of the liability relating to the domain name, the domain name was reduced by $2,063,708 on the Company's balance sheet.
                                 Amortization expense declined during the period due to the reduction in this asset.

Legal and Accounting   D         During the prior period, the Company was named
                                 as a defendant in several lawsuits which alleged that some products sold by the Company infringed on trademarks or patents. These lawsuits were either settled or dismissed in the current period.

Payroll and Payroll
 Taxes                 I         Salary increases for Company employees as well
                                 as additional employees hired in customer service, warehousing, and product purchasing departments.

Other Expenses         I         Charges for increase in number of customers
                                 accessing the Company's website and increase in credit card charges.

CAPITAL RESOURCES AND LIQUIDITY

      The Company's material sources and (uses) of cash during the nine months ended March 31, 2005 were:

      Cash from operations                          $746,511
      Capitalized website development costs         (10,625)
      Repayment of debt                            (240,000)
      Other                                            1,773
                                                ------------
           Increase in cash during period          $ 497,659
                                                   =========

INFLATION AND SEASONAL SALES

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

In the electronic retailing business retailers traditionally see a significant increase in sales during the last several weeks of a calendar year as a result of holiday shopping.

LIQUIDITY AND CAPITAL RESOURCES

In January 2000 the Company purchased, at a total cost of $5,000,000, the domain name, AsSeenOnTV.com. Consideration for the acquisition included a cash payment of $25,000 and a non-interest-bearing promissory note of $4,975,000. On October 13, 2000, the purchase contract was renegotiated, with the purchase price decreased to $2,800,000, and the resultant note payable decreased to a balance of $2,455,000. The renegotiated note required monthly payments of a minimum of $5,000, or 5% of monthly gross sales, until October 2005, at which time, the Company had 45 days to pay the remaining balance in full. The domain name was the only collateral for the renegotiated note. In January 2005 the Company and the note holder reached an agreement to settle the outstanding balance in full for a final payment of $237,500, all of which was paid by January 2005.

Management believes that income generated from operations may be sufficient to finance the potential increase in sales. Working capital requirements, primarily related to increased inventory needs, may increase, in which case the Company may seek financing with a traditional lender. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

ITEM 3.  CONTROLS AND PROCEDURES

Daniel M. Fasano, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and in his opinion, the Company's disclosure controls and procedures ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Fasano there has not been any change in the Company's internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's controls.

                                    PART III


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      As explained in Note B to the financial statements included as part of this report, in January 2005 the Company issued 1,000 shares of its common stock in partial settlement of a debt owed to one person.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the issuance of these shares.


ITEM 5.  OTHER INFORMATION

      PROPOSED SALE OF COMPANY'S BUSINESS

      The Company's common stock trades on the OTC Bulletin Board under the symbol "ONTV". Between July 1, 2002 and May 20, 2005 trading volume was nominal and the price of the Company's common stock ranged between $0.01 and $0.09 per share. During the twelve month period ended April 30, 2005 there were 114 days when not a single share of the Company's common stock was traded.

      Based upon the past prices of its common stock the Company's management does not believe that its operations will ever attract sufficient interest among investors so that the Company's stock price and trading volumes will increase to meaningful levels.

      Consequently, the Company's management believes it is in the best interest of the Company's shareholders to dispose of its current business and attempt to acquire a new business which may provide more value to the Company's shareholders. To further this objective the Company proposes to sell to Daniel
M. Fasano, the Company's President, all of the shares of Seen On TV, as well as the following other assets which are incidental to the business of Seen On TV:

o the trademarks, "AsSeenOnTV.com", "SeenOnTV.com", "What a", "What a Saw", and " What a Product".
o    the  trade  names,  "ONTV",  "AsSeenOnTV.com",  "SeenOnTV.com"  and "What a
     Product".
o the internet domain addresses "SeenOnTV.com" , "ASeenOnTV.com" and "AsSeenOnTV.com".
o    all of the Company's office equipment.

      In return for the shares of Seen On TV and the assets described above, Mr. Fasano will pay the Company $300,000 ("the Purchase Price"). The Purchase Price will be paid in the following manner:

o The unpaid amount of the Purchase Price will bear interest at 5.75% per year.

o 25% of the net, after-tax income from the operations of Seen On TV will be paid to the Company until the Purchase Price, plus accrued interest, is paid in full.

o At the time of the sale, the liabilities of Seen On TV will not exceed $400,000. As of December 31, 2004 the liabilities of Seen On TV were approximately $399,000. If the sale is completed, these liabilities will remain the liabilities of Seen On TV and will no longer be the obligations of the Company. Mr. Fasano may, at any time, and in his sole discretion, elect to assume all or a certain amount of the Company's liabilities. The Purchase Price will be reduced by the amount of any liabilities assumed.

      A copy of the Agreement between the Company and Mr. Fasano is attached as an exhibit to this report.

      Since the sale of Seen On TV would represent the sale of substantially all of the Company's assets, the Delaware General Corporation Law requires that the shareholders of the Company approve this sale.

      If the Company's shareholders approve the sale of Seen On TV the Company will attempt to acquire a new business. New officers and directors will be appointed if a new business is acquired.

      Even if the sale of Seen On TV is approved by the Company's shareholders, the Company may elect not to proceed with the sale if shareholders owning more than 500,000 shares of the Company's common stock exercise their dissenters' rights.

      The Company plans to call a special meeting of its shareholders to vote on the proposal to sell Seen On TV and the related assets upon the terms described above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K

 (a)    Exhibits

    Number        Title

     2            Agreement for Sale of Assets

     31           Rule 13a-14(a) Certifications

     32           Section 1350 Certifications

 (b) Reports on Form 8-K

         During the three months ended March 31, 2005 the Company did not file any reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ONTV, Inc.


May 23, 2005                                    /s/ Daniel M. Fasano
                                                ------------------------
                                                Daniel M. Fasano
                                                Chief Executive Officer,
                                                Principal Financial Officer and
                                                Principal Accounting Officer