Form 10KSB
period 2005-06-30
ONTV INC
filed 2005-11-03
CIK 1011550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Fiscal Year June 30, 2005

                         Commission File Number: 0-29249

                                   ONTV, Inc.
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                 16-1499611
      -------------------------               ------------------------------
       (State of Incorporation)             (IRS Employer Identification Number)


                2444 Innovation Way, Bldg 10, Rochester, NY 14624
               (Address of Principal Executive Offices) (Zip Code)

                                 (585) 295-8601
                                ---------------
                           (Issuer's Telephone Number)

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                      Class A Common Stock, par value $.001
                   -------------------------------------------
                                (Title of Class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year:  $5,111,472.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2005 was approximately $493,000.

As of September 30, 2005 the Company had 23,594,361 outstanding shares of Class A common stock.

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

In March 2000, the Company amended its Certificate of Incorporation to change its name from LA Group, Inc. to ONTV, Inc.

Prior to March 2001 the Company was involved in the design and marketing of websites for other businesses. In March 2001 the Company agreed to terminate the agreement with the major customer for this segment when the customer, in an effort to reduce costs, made the decision to bring management of the website in-house.

Prior to the sale of substantially all of its assets in September 2005 the Company bought "as seen on tv" products at distributor prices and sold the products to wholesale and retail customers through its websites, "SeenOnTV.Com" and "AsSeenOnTV.com".

       Consumer products which the Company sold, included a wide variety of categories, i.e.: health, beauty, weight loss, kitchen, sporting goods, and household appliances, etc. Products sold by the Company include: Pasta Pro, The Firm Body Sculpting System with Fanny Lifter, Rock-N-Roll Scooter, Flathose, Smoke Away, Perfect pancake, Emerson Switchboard, Sewing Genie, Vinyl Leather Repair, IGIA Instant Cover, IGIA Pore Cleanser, IGIA Electro-Sage 8, IGIA Laser Vac, Super SlimDown Now, PestOffense, Aero Mattress Topper, Wrap & Snap Curling Systems, AirCore, Cell Phone Internal Antenna, Space Bag, Versa Wrench, IGIA Wonder Forms, IGIA Therma-Spa, Marvins Magic, Nads, Tap Light, IGIA Platinum Nail, Epil Stop & Spray, Steam Buggy, Steam Bullet, Oxiclean, Orangeglow, Shelf Master, True Motion Lures, ORB, Ginsu Knives, Hygionic Tooth Brushes, Steamin Iron, IGIA CelluLift, Nathan's Grill, George Foreman Grilling Machine, FlavorWave Oven, Instagone, Iron Wonder, IGIA Epielle, Pro Trim Paint Roller, PVA Mop, Quick-n-Brite, Safety Can, Silver Lighting, Sweet Simplicity, Cable Flex, Orbitrek, Ab Slide, Simoniz Car Wash, Flowbee, Thundersticks, and Ab Rocker.

      The Company purchased products from a multitude of vendors including:
Media Group, Reliant Interactive Media, On-Tel Products Corp., Orange Glo International, Inc., Cava, Homedics, Thane, Ronco Inventions, Salco International, Salton, and Tactica International.

Substantially all of the Company's operations were conducted through its wholly owned subsidiary, Seen On TV.

The Company's common stock trades on the OTC Bulletin Board under the symbol "ONTV". Between July 1, 2002 and May 31, 2005 trading volume was nominal and the price of the Company's common stock ranged between $0.01 and $0.17 per share. During the twelve month period ended May 31, 2005 there were 100 days when not a single share of the Company's common stock was traded. On May 23, 2005 the Company filed its report on Form 10-QSB for the nine months ended March 31, 2005. Although the 10-QSB report reflected net income of $169,978 for the nine-month period, the trading volume in the Company's common stock between May 23, 2005 and June 30, 2005 was, on average, approximately $100 per day.

Based upon the past prices of its common stock the Company's management did not believe that its operations would ever attract sufficient interest among investors so that the Company's stock price and trading volumes would increase to meaningful levels.

Consequently, the Company's management believed it to be in the best interest of the Company's shareholders to dispose of its current business and attempt to acquire a new business which may provide more value to the Company's shareholders. To further this objective the Company entered into an agreement to sell to Daniel M. Fasano, the Company's President, all of the shares of Seen On TV, as well as the following other assets which are incidental to the business of Seen On TV:

     o the trademarks, "AsSeenOnTV.com", "SeenOnTV.com", "What a", "What a Saw", and " What a Product".
     o the trade names, "ONTV", "AsSeenOnTV.com", "SeenOnTV.com" and "What a Product".
     o the internet domain addresses "SeenOnTV.com" , "ASeenOnTV.com" and "AsSeenOnTV.com".
     o    all of the Company's office equipment.

In return for the shares of Seen On TV and the assets described above, Mr. Fasano agreed to pay the Company $300,000 ("the Purchase Price") on the following terms:

     o 25% of the net, after-tax income from the operations of Seen On TV will be paid to the Company until the Purchase Price, plus accrued interest, is paid in full.

     o The unpaid amount of the Purchase Price bears interest at 5.75% per year. Interest will not be compounded.

     o Mr. Fasano may, at any time, and in his sole discretion, elect to assume all or a certain amount of the Company's liabilities, in which case the Purchase Price will be reduced by the amount of any liabilities assumed.

     o Assume all of the Company's liabilities, with the exception of any amounts owed to Mr. Fasano for accrued and unpaid compensation.

On September 27, 2005 the sale of Seen On TV, Inc. and the related assets was completed.

As of September 27, 2005, the Company had assets of $300,000 (representing the receivable for the sale price of Seen OnTV) and liabilities of approximately $547,000. The Company's liabilities consisted of amounts owed to Mr. Fasano for accrued but unpaid salary ($494,000) and amounts owed to Seen On TV, Inc. for advances ($53,002).

As a result of the sale of the Company's assets, the Company was not conducting any business as of September 30, 2005.

ITEM 2.   PROPERTIES

As of September 30, 2005, and as a result of the sale of the Company's assets discussed in Item 1 of this report, the Company did not have any assets other than a $300,000 receivable from Daniel M. Fasano.

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

As of September 30, 2005 the Company's litigation with Airborne was still pending.

See Note I to the Company's financial statements for information regarding other civil actions involving the Company.

In accordance with the terms of the sale of the Company's assets discussed in
Item 1 of this report, Mr. Fasano assumed all liabilities associated with any litigation involving the Company which was pending as of September 27, 2005.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 14, 2005 the Company's shareholders approved the sale of the Company's subsidiary, Seen On TV, Inc., as well as certain other assets relating to the Company's business, to the Company's President, Daniel M. Fasano, upon the terms described in Item 1 of this report.

     o    31,123,729 shares voted in favor of the sale;
     o    704,501 shares voted against the sale; and
     o    4,801 shares abstained from voting.

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

As of September 30, 2005 the Company had 23,594,361 issued and outstanding shares of common stock and approximately 1000 common stockholders of record. The Company believes the number of beneficial owners of its common stock may be greater due to shares held by brokers, banks, and others for the benefit of its customers. The Company's common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol "ONTV". Shown below are the range of high and low quotations for the Company's common stock for the periods indicated as reported by the NASD. Market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                 Closing Prices
                   Quarter Ended               Low            High
                                                $               $

                   September 30, 2002         .05             .08
                   December 31, 2002          .03             .05
                   March 31, 2003             .03             .04
                   June 30, 2003              .03             .04
                   September 30, 2003         .03             .04
                   December 31, 2003          .01             .03
                   March 31, 2004             .01             .04
                   June 30, 2004              .02             .03
                   September 30, 2004         .02             .02
                   December 31, 2004          .02             .09
                   March 31, 2005             .03             .17
                   June 30, 2005              .03             .10
                   September 30, 2005         .03             .04


The Company has never paid a dividend and has no present intentions of paying a dividend.

Preferred Stock

Provisions in the Company's Articles of Incorporation relating to the Company's preferred stock allow its directors to issue preferred stock with rights to multiple votes per shares and dividends rights which would have priority over any dividends paid with respect to the Company's common stock. The issuance of preferred stock with such rights may make the removal of management difficult even if such removal would be considered beneficial to stockholders generally.

In October 2004, the Company issued 20,000 shares of its Series A preferred stock to Daniel M. Fasano, the Company's President, as partial payment for unpaid salary. The 20,000 Series A preferred shares were valued at $5,000 by Mr. Fasano in his capacity as the Company's only officer and director. The value of the preferred shares was arbitrarily determined and made without reference to the Company's financial condition or any premium associated with the voting rights and privileges of the preferred shares.

The holders of the Series A preferred shares, in preference to the holders of the Company's common stock, are entitled to receive, when, as and if declared by the Company's Directors, annual dividends payable in cash on December 31 of each year, commencing on December 31, 2004, at the rate of $0.10 per share per year.

Dividends which are not declared do not accrue. Dividends not declared do not cumulate. Accrued but unpaid dividends do not bear interest. The Company has not declared any, and has no plans to declare, any dividends on the Series A preferred shares. The holders of the Series A preferred shares are not entitled to receive any dividends which are paid to the holders of the Company's common stock.

At any time, and at the option of the holder of the Series A preferred shares, each Series A preferred share is convertible at any time into one share of the Company's common stock.

Upon any liquidation, dissolution or winding up of the Company, no distribution will be made to the holders of the Company's common stock unless the holders of the Series A preferred shares have received $0.25 per share, plus an amount equal to any declared and unpaid dividends.

Each Series A preferred Share is entitled to 1,000 votes on all matters submitted to a vote of the Company's shareholders. The Company is not required to redeem the Series A preferred shares.

As of September 30, 2005 the Company had 20,000 outstanding shares of Series A Preferred stock, all of which are owned by Daniel M. Fasano, the Company's President. The Company's Series A Preferred stock is not publicly traded.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As disclosed in Item 1 of this report, the Company completed the sale of its assets on September 27, 2005. As a result of this sale, the Company was not conducting any business as of September 30, 2005.

The Company plans to acquire a new business which may provide more value to the Company's shareholders.

It is expected that any new business will be acquired with shares of the Company's common stock.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

Name                 Age    Position With the Company

Daniel M. Fasano     44     President, Principal Financial and Accounting
                            Officer, and a Director


DANIEL M. FASANO has served as an Officer and Director of the Company since February 1996. Mr. Fasano has over thirteen years experience in the Direct Response Industry. Mr. Fasano was the first to successfully market, in a retail setting, products traditionally sold exclusively on television.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and 10% holders of the Company's outstanding common stock to file with the SEC reports of their ownership and changes in ownership held by such persons. During the fiscal year ended June 30, 2005 the Company is not aware that any person did not file reports which were required within time periods specified by the rules of the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION

The following table provides certain summary information for the three years ended June 30, 2005 concerning compensation paid or accrued by us to Mr. Fasano for services rendered in all capacities to the Company. No other executive officer of the Company was paid an annual salary and bonus in excess of $100,000 during such period.

                                                               Other Annual
                              Year        Salary             Compensation ($)
Name and Principal Position   Ending       (1)       Bonus          (2)
---------------------------   ------     --------    -----   ----------------


Daniel M. Fasano              6/30/05    $175,000     -0-         $12,000
                              6/30/04    $162,500     -0-         $12,000
                              6/30/03    $150,000     -0-         $12,000

(1) Mr. Fasano has defered part of his salary. As of September 30, 2005 the salary owed to Mr. Fasano was approximately $494,000.
(2) These amounts are payments for the business use of Mr. Fasano's personal vehicle.

The Company does not have any outstanding stock options. The Company did not grant any stock options during the past three fiscal years.

The Company does not have an audit or a compensation committee. The Company does not have a director serving as a financial expert. Daniel M. Fassano, the only director of the Company, is not independent as that term is defined in Section 121(A) of the Listing Standards of the American Stock Exchange.

The Company has not adopted a Code of Ethics applicable to its officers. The Company does not believe it needs a Code of Ethics since the Company has only one officer and director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table shows the number of outstanding shares of the Company's capital stock beneficially owned by the Company's officer and director and those shareholders owning more than 5% of the Company's capital stock as of September 30, 2005. The table also shows the number and percentage of votes that each person may cast at any meeting of the Company's shareholders.

                                    Shares Of                      Votes
                           ---------------------------------  -----------------
                                             Series A
Name and Address           Common Stock  Preferred Stock (1)  Number Percentage
----------------           ------------  -------------------  ------ ----------

Daniel M. Fasano              3,879,166         20,000      23,879,166      55%
244 Innovation Way, Bldg 10,
Rochester, NY 14624

Daniel J. Fasano              3,000,000             --       3,000,000       7%
13 Fox Tail Lane
Rochester, NY 14624

Conrad Promotions, LLC        2,501,000 (2)         --       2,501,000       6%
15034 North 40th Place
Phoenix, AZ 85032

                                    Shares Of                      Votes
                           ---------------------------------  -----------------
                                             Series A
Name and Address           Common Stock  Preferred Stock (1)  Number Percentage
----------------           ------------  -------------------  ------ ----------

Emanuel Tarboti               1,500,000 (3)         --      1,500,000       3%
P.O. Box 1767
Rancho Santa Fe, CA 92067

Frank T. Costanzo             2,703,834             --      2,703,834       6%
651 W. Mountain Vista Drive
Phoenix, AZ  85045

All Directors and
Executive Officers as a
group (1 person)              3,879,166         20,000     23,879,166      55%

(1) The Series A preferred shares vote with the Company's common stock and not as a separate class. Each Series A preferred share is entitled to 1,000 votes at any meeting of the Company's shareholders.

(2) David Sloan exercises voting and investment control over the shares owned by Conrad Promotions, LLC.

(3) Voting rights pertaining to Mr. Torbati's shares are exercised by the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Daniel M. Fasano, an officer, director and principal shareholder of the Company, controls Web Marketing FX and Boo Boo Marketing, LLC. See Note H to the Company's financial statements for information pertaining to past transactions between the Company and these entities.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8 K

(a) EXHIBITS:

Exhibit
Number      Description of Exhibit
--------    ----------------------

  2         Agreement regarding Sale of Assets (as amended) (1)
  3 (i)     Articles of Incorporation (2)
  3 (ii)    By-laws (2)
  4         Form of Common Stock Certificate (2)
 31         Certifications under section 302 of the Sarbanes-Oxley Act of 2002
 32         Certifications pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the same exhibit filed on September 27, 2005 with the Company's report on Form 8-K.

(2) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form 10-SB.

         (b) REPORTS ON FORM 8-K

             The Company did not file any reports on Form 8-K during the year ended June 30, 2005.

      Subsequent to June 30, 2005 the Company filed the following reports on Form 8-K:

            Date Filed          Item Reported
            ----------          -------------

             08-03-05 Agreement relating to sale of Company's assets 09-27-05 Completion of sale of Company's assets.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company and its subsidiaries for the years ended June 30, 2005 and June 30, 2004 by Rotenberg & Co., LLP, the Company's independent auditors:

                                   Year Ended June 30,
                                 2005               2004
                                 ----               ----

       Audit Fees              $19,250            $15,500
       Audit-Related Fees      $ 4,100            $     0
       Tax Fees                $ 1,350            $ 2,000
       All Other Fees          $     0            $     0

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

                           ONTV, INC. & SUBSIDIARIES
                           (A DELAWARE CORPORATION)
                              Rochester, New York

                        --------------------------------
                               FINANCIAL REPORTS
                                       AT
                                 JUNE 30, 2005
                        --------------------------------

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


TABLE OF CONTENTS
------------------------------------------------------------------------------


Report of Independent Registered Public Accounting Firm                       1

Consolidated Balance Sheets at June 30, 2005 and 2004                         2

Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended June 30, 2005 and 2004                                                3

Consolidated Statements of Operations for the Years Ended June 30, 2005
  and 2004                                                                    4

Consolidated Statements of Cash Flows for the Years Ended June 30, 2005
  and 2004                                                                  5-6

Notes to Consolidated Financial Statements                                 7-13

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
  and Stockholders
ONTV, Inc. & Subsidiaries
(A Delaware Corporation)
Rochester, New York


      We have audited the accompanying consolidated balance sheets of ONTV, Inc. & Subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ONTV, Inc. & Subsidiaries as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.





Rotenberg & Co., LLP
Rochester, New York
  September 23, 2005

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

June 30,                                                   2005            2004
--------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                             $  50,823       $  33,004
Inventory                                               296,544         236,571
--------------------------------------------------------------------------------

Total Current Assets                                    347,367         269,575

Property and Equipment - Net of Accumulated              54,189          70,552
Depreciation

Other Assets
Accounts Receivable - Related Party                      37,850          37,850
Deposits                                                  6,667           6,667
Due from Officer                                         82,193          82,193
Intangible Assets - Net of Accumulated                  260,542       2,462,531
Amortization
Investments in Affiliates                               107,561         106,738
--------------------------------------------------------------------------------

Total Assets                                          $ 896,369     $ 3,036,106
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses                 $ 210,769       $ 296,029
Accounts Payable - Related Party                             --          39,300
Debt - Due Within One Year                                6,321          64,743
--------------------------------------------------------------------------------

Total Current Liabilities                               217,090         400,072

Other Liabilities
Accrued Expenses - Related Party                        473,000         350,500
Debt - Due After One Year                                    --       2,243,748
--------------------------------------------------------------------------------

Total Liabilities                                       690,090       2,994,320
--------------------------------------------------------------------------------

Stockholders' Equity
Common Stock: $.001 Par; 100,000,000 Shares
              Authorized; 23,721,861 and 23,720,861
              Shares Issued, respectively; and
              23,594,361 and 23,593,361 Shares
              Outstanding, respectively                  23,722          23,721
Preferred Stock: $.001 Par; 5,000,000 Shares
                 Authorized; 20,000 and -0- Shares
                 Issued and Outstanding, respectively        20              --
Additional Paid-In Capital                            1,057,118       1,052,099
Accumulated Deficit                                    (855,372)     (1,014,825)
--------------------------------------------------------------------------------
                                                        225,488          60,995
Less: Stock Held in Trust                                 1,500           1,500
          Treasury Stock - 127,500 Shares at Cost        17,709          17,709
--------------------------------------------------------------------------------

Total Stockholders' Equity                              206,279          41,786
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity            $ 896,369     $ 3,036,106
--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


-------------------------------------------------------------------------------------------------------------------------

                               Common      Preferred     Additional                                              Total
                               Stock         Stock        Paid-In     Accumulated  Stock Held    Treasury     Stockholders'
                            ($0.001 Par)   ($0.001 Par)   Capital      Deficit      in Trust       Stock        Equity

-------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2003         $ 23,721       $    --   $ 1,052,099   $ (514,774)  $ (1,500)   $  (17,709)    $ 541,837

Net Loss                              --            --            --     (500,051)        --            --      (500,051)
-------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2004           23,721            --     1,052,099   (1,014,825)    (1,500)      (17,709)       41,786

Issuance of 20,000 Shares for
  Payment of Accrued Expenses
  - Related Party                     --            20        4,980            --         --            --         5,000

Issuance  of  1,000  Shares
for Partial Payment of Renegotiated
  Note Payable                         1            --           39            --         --            --            40

Net Income                            --            --           --       159,453         --            --       159,453
-------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2005         $ 23,722       $    20   $1,057,118    $ (855,372)   $(1,500)     $(17,709)    $ 206,279
-------------------------------------------------------------------------------------------------------------------------


  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------

Years Ended June 30,                                  2005              2004
------------------------------------------------------------------------------

Revenues, Net of Returns                       $ 5,111,472       $ 3,934,584

Cost of Goods Sold                               3,248,872         2,607,950
------------------------------------------------------------------------------

Gross Profit                                     1,862,600         1,326,634
------------------------------------------------------------------------------

Expenses
Advertising                                        382,475           436,168
Amortization                                       148,906           214,593
Depreciation                                        16,363            14,992
Interest                                             1,883             2,026
Legal and Accounting                                65,009           154,412
Payroll and Payroll Taxes                          495,518           401,865
Other Expenses                                     666,600           510,230
------------------------------------------------------------------------------

Total Expenses                                   1,776,754         1,734,286
------------------------------------------------------------------------------

Income (Loss) Before Other Income
  and (Expenses) and Provision for Taxes            85,846          (407,652)

Other Income and (Expenses)
Other Income                                           219             5,147
Equity in Income of Unconsolidated Investments         823               360
Gain on Forgiveness of Debt                         72,565                --
Loss from Impairment of Marketing Rights                --           (97,906)
------------------------------------------------------------------------------

Income (Loss) Before Provision for Taxes           159,453          (500,051)

Provision for Taxes                                     --                --
------------------------------------------------------------------------------

Net Income (Loss)                                 $ 159,453       $ (500,051)
------------------------------------------------------------------------------

EARNINGS PER SHARE
------------------------------------------------------------------------------

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted               23,593,819        23,593,361

Net Income (Loss) Per Common Share - Basic        $   0.01         $   (0.02)
and Diluted
------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

Years Ended June 30,                                  2005              2004
------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Income (Loss)                                 $ 159,453       $ (500,051)

Adjustments to Reconcile Net Income (Loss)
  To Net Cash Flows from Operating Activities:
Amortization                                       148,906           214,593
Depreciation                                        16,363            14,992
Equity in Income of Unconsolidated Investments                          (360)
                                                  (823)
Gain from Forgiveness of Debt                     (72,565)                 --
Loss from Impairment of Marketing Rights                 --            97,906

Changes in Assets and Liabilities:
Inventory                                         (59,973)            13,416
Accounts Payable and Accrued Expenses             (81,995)           120,094
Accounts Payable - Related Party                     30,000          (16,000)
Accrued Expenses - Related Party                   127,500           131,500
------------------------------------------------------------------------------

Net Cash Flows From Operating Activities           266,866            76,090
------------------------------------------------------------------------------

Cash Flows from Investing Activities
Acquisition of Property and Equipment                     --          (23,791)
Capitalized Website Development Costs              (10,625)          (56,692)
------------------------------------------------------------------------------

Net Cash Flows from Investing Activities           (10,625)          (80,483)
------------------------------------------------------------------------------

Cash Flows from Financing Activities
Advances from Line of Credit                         1,578             3,523
Repayment of Debt                                 (240,000)          (12,500)
------------------------------------------------------------------------------

Net Cash Flows from Financing Activities          (238,422)           (8,977)
------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                              (13,370)
                                                  17,819

Cash and Cash Equivalents - Beginning of Year       33,004            46,374
------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Year           $ 50,823          $ 33,004
------------------------------------------------------------------------------

                                                               - continued -

  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

-----------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
-----------------------------------------------------------------------------

Years Ended June 30,                                   2005            2004
-----------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES
-----------------------------------------------------------------------------

Interest Paid                                      $  1,883        $  2,026
Income Taxes Paid                                  $     --        $     --
-----------------------------------------------------------------------------


NON-CASH INVESTING AND FINANCING ACTIVITIES
-----------------------------------------------------------------------------

Issuance of Preferred Stock for Partial Payment
of
   Accrued Expenses - Related Party                $  5,000          $    --

Issuance of Common Stock for Partial Payment of
  Renegotiated Note Payable                        $     40          $    --

Reduction of Cost of Domain Name via
Renegotiated Note Payable                         $2,063,708         $    --

Forgiveness of Debt - Accounts Payable -          $   69,300         $    --
Related Party

Forgiveness of Debt - Accounts Payable and        $    3,265         $    --
Accrued Expenses
-----------------------------------------------------------------------------

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

        Principles of Consolidation

        The consolidated financial statements include the accounts of ONTV, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

                                                            - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note B - Summary of Significant Accounting Policies - continued

        Due from Officer

        The amount due from officer consists of advances to officer, bears no interest, and contains no formal repayment terms. During the years ended June 30, 2005 and 2004, the Company made no advances to officer.

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

        The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, the Company has determined that the full value of the marketing rights in connection with the alliance and marketing agreement with CSA are impaired. As such, the Company has charged operations during the year ended June 30, 2004. There were no additional adjustments to the carrying value of the remaining long-lived assets for the years ended June 30, 2005 and 2004.

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

        Advertising Expenses

        Advertising expenses are charged against operations during the period incurred, except for direct-response advertising costs, which are capitalized and amortized over periods not exceeding one year. Advertising expenses charged against operations were $382,475 and $436,168 for the years ended June 30, 2005 and 2004, respectively. The Company did not incur any direct-response advertising costs during the years ended June 30, 2005 and 2004.

        Provision for Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. There were no material deferred tax assets or liabilities at June 30, 2005 and 2004.


                                                               - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note B - Summary of Significant Accounting Policies - continued

        Provision for Income Taxes (cont'd)

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

        Net Income (Loss) Per Common Share

        Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic Earnings Per Share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for each period. Diluted Earnings per share is the same as Basic Earnings Per Share since no common stock equivalents were outstanding for the years ended June 30, 2005 and 2004.

        Concentrations of Credit Risk

        Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, which may at times exceed federally insured limits. The Company had no cash balances that exceeded insured limits at June 30, 2005 or 2004. Cash is placed primarily in high quality short term interest bearing financial instruments. There were no significant customers for the fiscal years ended June 30, 2005 and 2004. The Company periodically monitors the credit worthiness of its customers to which it grants credit terms in the ordinary course of business. The Company does not foresee a credit risk with these receivables and accordingly no allowance for doubtful accounts has been recorded.

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



                                                                  - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note C - Property and Equipment

        Property and equipment consisted of the following:

        ----------------------------------------------------------------------
        June 30,                                            2005        2004
        ----------------------------------------------------------------------

        Computer Equipment                              $ 38,001    $ 38,001
        Leasehold Improvements                            13,255      13,255
        Office Furniture and Equipment                    46,342      46,342
        Warehouse Equipment                               13,414      13,414
        ----------------------------------------------------------------------
                                                       $ 111,012   $ 111,012

        Less:  Accumulated Depreciation                   56,823      40,460
        ----------------------------------------------------------------------

        Net Property and Equipment                      $ 54,189    $ 70,552
        ----------------------------------------------------------------------


Note D - Intangible Assets

        Intangible assets consisted of the following:

        ----------------------------------------------------------------------
        June 30,                                            2005        2004
        ----------------------------------------------------------------------

        Website Development and Domain Name           $3,065,172  $3,054,547
        Marketing Rights                                      --      97,906
        Trademarks                                        15,382      15,382
        Other                                              3,575       3,575
        ----------------------------------------------------------------------
                                                      $3,084,129  $3,171,410

        Less:   Accumulated Amortization                 759,879     610,973
        Less:   Impairment Loss on Marketing Rights           --      97,906
        Less:   Reduction of Domain Name Cost due to
                     Renegotiation                     2,063,708          --
        ----------------------------------------------------------------------

        Net Intangible Assets                         $  260,542  $2,462,531
        ----------------------------------------------------------------------

        In January 2005, the Company renegotiated the purchase price of the Domain Name. As a result of the renegotiation, the cost basis was reduced by $2,063,708.

        Estimated annual amortization expense for the five years succeeding June 30, 2005 are as follows:

            2006         2007          2008         2009        2010
            ----         ----          ----         ----        ----

         $  74,078   $  65,433     $  24,224    $  23,454   $  23,454

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note E - Investments In Affiliates - At Equity

        Investments in affiliates, in which the company owns between 20% and 50% ownership consists of the following at June 30:

        -----------------------------------------------------------------------

                                                        Tirk     What-A-Limited,
                                                     Enterprises,     Inc.
                                                        Inc.
        2004
        -----------------------------------------------------------------------

        Balance, Beginning of Year                       $ 68,230    $ 38,148
        Income From Investee                                  360          --
        -----------------------------------------------------------------------

        Investment in Affiliates                         $ 68,590    $ 38,148
        -----------------------------------------------------------------------

                                                        Tirk     What-A-Limited,
                                                     Enterprises,     Inc.
        2005                                             Inc.
        -----------------------------------------------------------------------

        Balance, Beginning of Year                       $ 68,590    $ 38,148
        Income From Investee                                  823          --
        -----------------------------------------------------------------------

        Investment in Affiliates                         $ 69,413    $ 38,148
        -----------------------------------------------------------------------

        The carrying amount of the investment approximates the ownership percentage in the net assets for the periods presented.

Note F - Debt

        The Company has a line of credit with Key Bank, NA for $10,000, with interest at the prime rate plus three percent. The outstanding balance was $6,321 and $4,743 at June 30, 2005 and 2004, respectively.

        In January 2000, the Company entered into an agreement with Conrad Promotions, LLC and David E. Sloan, unrelated parties, to acquire the domain name "As Seen on TV.com". In October 2000, the Company renegotiated the purchase price to $2,800,000 in exchange for 2,500,000 shares of ONTV, Inc. common stock. The note payable required monthly payments of a minimum of $5,000 or 5% of monthly gross sales until October 2005, at which time, the Company had 45 days to pay the remaining balance in full. In January 2005, the Company and the note holder reached an agreement to settle the outstanding balance in full for a final cash payment of $237,500 and the issuance of 1,000 shares of ONTV, Inc. common stock, valued at $40. The balance of the note, included in debt in the accompanying consolidated financial statements, was $-0- and $2,303,748 at June 30, 2005 and 2004, respectively.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note F - Debt - continued

        In June 2000, ONTV, Inc. entered into a loan agreement with Emanuel Tarboti, an unrelated party, in the amount of $250,000. This note is for working capital and is secured by a promissory note and 1,500,000 shares of common stock. These shares are issued and are being held in trust by the Company at June 30, 2005 and 2004. All rights associated with these shares remain with ONTV, Inc. The note was due in full on May 16, 2002 together with accrued interest. The note was in default at June 30, 2002 and remains in default at June 30, 2005. Concurrent with the sale of the Company's equity interest in its former subsidiary Net e-Vantage, Inc. on May 16, 2001, this note became the obligation of Net e-Vantage, Inc. ONTV, Inc. maintains the 1,500,000 shares of ONTV, Inc. common stock as collateral in trust, worth approximately $45,000 on June 30, 2005. The lender and Net e-Vantage, Inc. are currently renegotiating new payment terms.

Note G - Leases

        During June 2002, the Company entered into a five-year building lease with an unrelated entity, with monthly rent of $6,667. On July 1, 2004, the lease was amended for the use of additional space in the building, with an increase in the monthly rent of $1,000. All other terms and conditions of the original lease remain in force. Future minimum lease payments for the five years succeeding June 30, 2005 are as follows:

           2006       2007        2008         2009      2010         Total
           ----       ----        ----         ----      ----         -----

         $ 92,000   $ 92,000   $ 23,000       $   --    $    --     $207,000

        Rent expense for the years ended June 30, 2005 and 2004 was $84,370 and $80,240, respectively.

Note H - Related Party Transactions

        Related party transactions consisted of transactions with Web Marketing FX and the Company. The owner of Web Marketing FX is also a principal shareholder of the Company. The net receivable balance was $37,850 at June 30, 2005 and 2004. Web Marketing FX provided online access services to the Company in the amount of $91,500 and $117,400 for the years ended June 30, 2005 and 2004, respectively.

        Related party transactions also consisted of transactions between Boo Boo Marketing, LLC and the Company. The owners of Boo Boo Marketing, LLC are also principal shareholders of the Company. Boo Boo Marketing, LLC provided merchandise for resale to the Company in the amount of $30,000 and $79,200 for the years ended June 30, 2005 and 2004, respectively. The accounts payable balance was $-0- and $39,300 at June 30, 2005 and 2004, respectively. During the year ended June 30, 2005, Boo Boo Marketing, LLC forgave the outstanding payable balance and current year purchases, totaling $69,300. Accordingly, the Company has recognized a Gain on Forgiveness of Debt in the accompanying consolidated financial statements for the year ended June 30, 2005.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note H - Related Party Transactions - continued

        The Company's President has agreed to defer part of his salary until such time the Company's cash position will allow for payment of his full salary. As of June 30, 2005 and 2004, the accrued salary balance was $473,000 and $350,500, respectively.

        In October 2004, the Company issued 20,000 shares of Preferred Stock to the Company's President, valued at $5,000, as partial payment on the unpaid accrued salary owed to him. Each share of Preferred Stock carries a voting right of 1,000 to 1, is convertible into one share of common stock at the holder's option, and is entitled to an annual stock dividend of $0.10 per share, if declared. Dividends that are not declared do not accrue or accumulate.

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

        The Company is currently involved in five additional litigation actions as the defendant. Based on the progress made and status of all five cases currently, no estimate of possible gain or loss can be made. Accordingly, no provision for possible gain or loss has been made in the accompanying financial statements.

Note J - Subsequent Event

        In September 2005, the stockholders of the Company approved the sale of the Seen OnTV, Inc. subsidiary, along with all of the Company's assets associated with the operations of Seen OnTV, Inc., to the Company's President, Daniel M. Fasano. In return, Mr. Fasano has agreed to pay the Company $300,000, through a Note Receivable bearing interest at 5.75% annually, and assume responsibility of all of the Company's liabilities, including all potential outstanding litigation liabilities, except for any amounts owed to Mr. Fasano for accrued and unpaid compensation and amounts owed to Seen OnTV, Inc. by ONTV, Inc.

                                   SIGNATURES


In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of October 2005.

                                  ONTV, INC.


                                 By /s/ Daniel M. Fasano
                                    -----------------------------------------
                                    Daniel M. Fasano, Chief Executive, Financial
                                     And Accounting Officer


Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                     Title                    Date

/s/ Daniel M. Fasano
------------------------
Daniel M. Fasano                    Director             October 31, 2005