Form 10QSB
period 2005-09-30
ONTV INC
filed 2005-12-02
CIK 1011550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 2005

                    or

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

                          2444 Innovation Way, Bldg 10
                            Rochester, New York 14624
                           ---------------------------
                    (Address of principal executive offices)

                                 (585) 295-8601
                              -------------------
                           (Issuer's Telephone Number)

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

               Yes [X]      No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act):

               Yes  [ ]     No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                              Outstanding at November 30, 2005

    Common Stock                                    23,721,861


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            ONTV, INC. & SUBSIDIARIES
                            (A DELAWARE CORPORATION)
                               Rochester, New York

                        --------------------------------
                                FINANCIAL REPORTS
                                       AT
                               SEPTEMBER 30, 2005
                        --------------------------------

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


TABLE OF CONTENTS
------------------------------------------------------------------------------


Consolidated Balance Sheets at September 30, 2005 (Unaudited) and
  June 30, 2005                                                            1

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
 for the Three Months Ended September 30, 2005 and 2004                    2

Consolidated Statements of Operations for the Three Months Ended
  September 30, 2005 and 2004                                              3

Consolidated Statements of Cash Flows for the Three Months Ended
  September 30, 2005 and 2004                                             4-5

Notes to Consolidated Financial Statements                                 6

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                        (Unaudited)
                                                        September 30,   June 30,
                                                            2005          2005
--------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                                $  2,199     $  50,823
Inventory                                                      --       296,544
--------------------------------------------------------------------------------

Total Current Assets                                        2,199       347,367

Property   and   Equipment   -   Net   of   Accumulated        --        54,189
Depreciation

Other Assets
Accounts Receivable - Related Party                            --        37,850
Note Receivable - Related Party                           300,000            --
Deposits                                                       --         6,667
Due from Officer                                               --        82,193
Intangible Assets - Net of Accumulated Amortization            --       260,542
Investments in Affiliates                                      --       107,561
--------------------------------------------------------------------------------

Total Assets                                            $ 302,199     $ 896,369
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses                   $      --     $ 210,769
Debt - Due Within One Year                                     --         6,321
--------------------------------------------------------------------------------

Total Current Liabilities                                      --       217,090

Other Liabilities
Accrued Expenses - Related Party                          497,250       473,000
Due to Related Party                                      137,240            --
--------------------------------------------------------------------------------

Total Liabilities                                         634,490       690,090
--------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
              23,721,861 Shares Issued; and 23,721,861
              and 23,594,361 Shares Outstanding,
              respectively                                 23,722        23,722

Preferred Stock: $.001 Par; 5,000,000 Shares Authorized;
                 20,000 Shares Issued and Outstanding          20            20
Additional Paid-In Capital                              1,057,118     1,057,118
Accumulated Deficit                                    (1,411,651)     (855,372)
--------------------------------------------------------------------------------
                                                         (330,791)      225,488
Less: Stock Held in Trust                                   1,500         1,500
      Treasury  Stock: -0-  and 127,500 Shares,
      respectively, at Cost                                    --        17,709
--------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                     (332,291)      206,279
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)    $ 302,199     $ 896,369
--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Total
                                        Common     Preferred    Additional                                       Stockholders'
                                        Stock        Stock       Paid-In     Accumulated  Stock Held  Treasury      Equity
                                      ($0.001 Par)($0.001 Par)   Capital      Deficit     in Trust     Stock      (Deficit)
-----------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2004                   $23,721       $   --   $1,052,099   $(1,014,825)  $(1,500)   $(17,709)    $ 41,786

Net Income for the Period (Unaudited)          --           --           --         5,861        --          --        5,861
-----------------------------------------------------------------------------------------------------------------------------

Balance   -    September 30, 2004          23,721
(Unaudited)                                                 --    1,052,099    (1,008,964)   (1,500)    (17,709)      47,647

Issuance of 20,000 Shares for
Payment of Accrued Expenses -
Related Party                                  --           20        4,980            --        --          --        5,000

Issuance of 1,000 Shares for Partial
Payment of Renegotiated Note Payable            1           --           39            --        --          --           40

Net Income for the Period (Unaudited)          --           --           --       153,592        --          --      153,592
-----------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2005                    23,722           20    1,057,118      (855,372)   (1,500)    (17,709)     206,279

Transfer to Related Party in
connection with Sale of Subsidiaries           --           --           --            --        --      17,709       17,709

Net Loss for the Period (Unaudited)            --           --           --      (556,279)       --          --     (556,279)
-----------------------------------------------------------------------------------------------------------------------------

Balance -  September 30, 2005             $23,722      $   20    $1,057,118   $(1,411,651)  $(1,500)   $     --    $(332,291)
(Unaudited)
-----------------------------------------------------------------------------------------------------------------------------



  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

Three Months Ended September 30,                          2005          2004
--------------------------------------------------------------------------------

Revenues, Net of Returns                               $    --       $    --
--------------------------------------------------------------------------------

Expenses
Amortization                                                --        48,198
Depreciation                                               746           853
Interest                                                    --            28
Payroll and Payroll Taxes                               24,250        37,250
--------------------------------------------------------------------------------

Total Expenses                                          24,996        86,329
--------------------------------------------------------------------------------

Loss from Operations Before Provision for Income Taxes (24,996)      (86,329)

Provision for Income Taxes                                  --            --
--------------------------------------------------------------------------------

                              Loss from Operations     (24,996)      (86,329)
--------------------------------------------------------------------------------

Discontinued Operations
Income (Loss) from Operations of Disposed
 Subsidiaries, Net of Taxes                             (9,499)       92,190

Loss from Disposal of Subsidiaries, Net of Taxes      (521,784)           --
--------------------------------------------------------------------------------

Income (Loss) from Discontinued Operations            (531,283)       92,190
--------------------------------------------------------------------------------

Net Income (Loss) for the Period                     $(556,279)     $  5,861
================================================================================

EARNINGS PER SHARE
--------------------------------------------------------------------------------

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                    23,594,361   23,593,361

Net Income (Loss) Per Common
Share - Basic and Diluted                           $     (0.02) $      0.00
--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

Three Months Ended September 30,                            2005         2004
--------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Income (Loss) for the Period                        $ (556,279)   $   5,861

Adjustments  to  Reconcile  Net Income
(Loss) for the Period To Net Cash Flows
from Operating Activities:
Amortization                                                    --       54,358
Depreciation                                                   746        4,091
Loss on Disposal of Subsidiaries                           521,784           --
Loss from Operations of Disposed Subsidiaries                9,499           --

Changes in Assets and Liabilities:
Inventory                                                       --       25,000
Accounts Payable and Accrued Expenses                           --        4,994
Accrued Expenses - Related Party                            24,250     (12,750)
--------------------------------------------------------------------------------

Net Cash Flows From Operating Activities                        --       81,554
--------------------------------------------------------------------------------

Cash Flows from Investing Activities
Cash and Cash Equivalents in Disposed Subsidiaries         (48,624)          --
Capitalized Website Development Costs                           --      (10,626)
--------------------------------------------------------------------------------

Net Cash Flows from Investing Activities                   (48,624)     (10,626)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Advances from Line of Credit                                     --       1,909
Repayment of Debt                                                --      (2,500)
--------------------------------------------------------------------------------

Net Cash Flows from Financing Activities                         --        (591)
--------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                     (48,624)     70,337


Cash and Cash Equivalents - Beginning of Period              50,823      33,004
--------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period                $    2,199   $ 103,341
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

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
--------------------------------------------------------------------------------

Three Months Ended September 30,                          2005            2004
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
--------------------------------------------------------------------------------

Interest Paid                                          $    --         $   287
Income Taxes Paid                                      $    --         $    --
--------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------

Sale of Subsidiary via the Issuance of
Note Receivable                                        $ 300,000       $    --

Assets and  Liabilities  Transferred  to Related Party
in Connection
  with Sale of Subsidiaries:
  Cash and Cash Equivalents                            $  48,624       $    --
  Inventory                                            $ 296,544       $    --
  Property and Equipment                               $  54,189       $    --
  Accounts Receivable - Related Party                  $  37,850       $    --
  Deposits                                             $   6,667       $    --
  Due from Officer                                     $  82,193       $    --
  Intangible Assets                                    $ 260,542       $    --
  Investments in Affiliates                            $ 107,561       $    --
  Accounts Payable and Accrued Expenses                $(210,769)      $    --
  Debt                                                 $  (6,321)      $    --
  Due to Related Party                                 $ 137,240       $    --
  Treasury Stock                                       $  17,709       $    --
--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note A -  Basis of Presentation
        The condensed consolidated financial statements of ONTV, Inc. & Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB Annual Report and other reports filed with the SEC.

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

Note B - Discontinued Operations
        In September 2005, the stockholders of the Company approved the sale of the Seen OnTV, Inc. subsidiary, along with all of the Company's assets associated with the operations of Seen OnTV, Inc., which included all of the other wholly-owned subsidiaries, to the Company's President, Daniel
        M. Fasano. In return, Mr. Fasano has agreed to pay the Company $300,000, through a Note Receivable bearing interest at 5.75% annually, and assume responsibility of all of the Company's liabilities, including all potential outstanding litigation liabilities, except for any amounts owed to Mr. Fasano for accrued and unpaid compensation and amounts owed to Seen OnTV, Inc. by ONTV, Inc. In addition, 25% of the net, after-tax income from the operations of Seen OnTV, Inc will be paid to ONTV, Inc. until the purchase price, plus accrued interest, is paid in full. As a result of this sale, ONTV, Inc. has no subsidiaries or revenue generating operations as of September 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As disclosed in the Company's annual report on Form 10-KSB for the year ended June 30, 2005, the Company completed the sale of its assets on September 27, 2005. As a result of this sale, the Company was not conducting any business as of September 30, 2005.

      The Company plans to acquire a new business which may provide more value to the Company's shareholders.

      It is expected that any new business will be acquired with shares of the Company's common stock.

ITEM 3.  CONTROLS AND PROCEDURES

Daniel M. Fasano, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and in his opinion, the Company's disclosure controls and procedures ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Fasano there has not been any change in the Company's internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's controls.

                                    PART III


ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K

 (a)    Exhibits

  Number       Title

   31          Rule 13a-14(a) Certifications

   32          Section 1350 Certifications

 (b) Reports on Form 8-K

         During the three months ended September 30, 2005 the Company filed the following reports on Form 8-K:

         Date of Report        Items Disclosed

         8-03-05               Execution of agreement regarding sale of assets.
         9-27-05               Completion of sale of assets.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ONTV, Inc.


December 1, 2005                                /s/ Daniel M. Fasano
                                                --------------------------------
                                                Daniel M. Fasano
                                                Chief Executive Officer,
                                                Principal Financial Officer and
                                                Principal Accounting Officer