Form 10QSB
period 2005-12-31
ONTV INC
filed 2006-02-13
CIK 1011550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2005
                    or

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

       Class                              Outstanding at February 6, 2006

    Common Stock                                    23,721,861


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            ONTV, INC. & SUBSIDIARIES
                            (A DELAWARE CORPORATION)
                               Rochester, New York

                        --------------------------------
                               FINANCIAL REPORTS
                                       AT
                               DECEMBER 31, 2005
                        --------------------------------

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


TABLE OF CONTENTS
------------------------------------------------------------------------------


Consolidated Balance Sheets at December 31, 2005 (Unaudited) and
  June 30, 2005                                                             F-2

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the Six Months Ended December 31, 2005 and 2004 (Unaudited)           F-3

Consolidated Statements of Operations for the Three and Six Months Ended
  December 31, 2005 and 2004 (Unaudited)                                    F-4

Consolidated Statements of Cash Flows for the Six Months Ended
  December 31, 2005 and 2004 (Unaudited)                              F-5 - F-6

Notes to Consolidated Financial Statements                                  F-7

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                       (Unaudited)
                                                        December 31,   June 30,
                                                          2005           2005
--------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                               $  2,199      $  50,823
Inventory                                                     --        296,544
--------------------------------------------------------------------------------

Total Current Assets                                       2,199        347,367

Property   and   Equipment   -  Net of Accumulated            --         54,189
Depreciation

Other Assets
Accounts Receivable - Related Party                           --         37,850
Interest Receivable - Related Party                        4,313             --
Note Receivable - Related Party                          300,000             --
Deposits                                                      --          6,667
Due from Officer                                              --         82,193
Intangible Assets - Net of Accumulated Amortization           --        260,542
Investments in Affiliates                                     --        107,561
--------------------------------------------------------------------------------

Total Assets                                           $ 306,512      $ 896,369
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses                  $      --      $ 210,769
Debt - Due Within One Year                                    --          6,321
--------------------------------------------------------------------------------

Total Current Liabilities                                     --        217,090

Other Liabilities
Accrued Expenses - Related Party                         521,500        473,000
Due to Related Party                                     137,240             --
--------------------------------------------------------------------------------

Total Liabilities                                        658,740        690,090
--------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common Stock:  $.001 Par; 100,000,000 Shares
               Authorized; 23,721,861 Shares
               Issued; and 23,721,861 and 23,594,361
               Shares Outstanding, respectively           23,722         23,722

Preferred Stock: $.001 Par; 5,000,000 Shares
                 Authorized; 20,000 Shares Issued
                 and Outstanding                              20             20
Additional Paid-In Capital                             1,057,118      1,057,118
Accumulated Deficit                                   (1,431,588)      (855,372)
--------------------------------------------------------------------------------
                                                        (350,728)       225,488
Less: Stock Held in Trust                                  1,500          1,500
      Treasury Stock: -0-  and  127,500                       --         17,709
Shares, respectively, at Cost
--------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                    (352,228)       206,279
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)   $ 306,512      $ 896,369
--------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


---------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Total
                                      Common     Preferred    Additional                                        Stockholders'
                                       Stock       Stock       Paid-In    Accumulated   Stock Held    Treasury     Equity
                                   ($0.001 Par) ($0.001 Par)   Capital      Deficit      in Trust       Stock    (Deficit)
---------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2004             $ 23,721     $      --   $ 1,052,099  $(1,014,825)   $(1,500)    $(17,709)     $41,786

Issuance of 20,000 Shares for Payment of
  Accrued Expenses - Related Party        --            20         4,980           --         --           --        5,000

Net Income for the Period                 --            --            --       32,341         --           --        32,341
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2004           23,721            20     1,057,079     (982,484)    (1,500)     (17,709)       79,127
(Unaudited)

Issuance of 1,000 Shares for
Partial Payment
  of Renegotiated Note Payable             1            --            39           --         --           --            40

Net Income for the Period                 --            --            --      127,112         --           --       127,112
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2005               23,722            20     1,057,118     (855,372)    (1,500)     (17,709)      206,279

Transfer to Related Party in
Connection
   With Sale of Subsidiaries              --             --           --           --         --       17,709        17,709

Net Loss for the Period (Unaudited)       --             --           --     (576,216)        --           --      (576,216)
---------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2005           $ 23,722       $   20   $1,057,118  $(1,431,588)   $(1,500)     $   --    $ (352,228)
(Unaudited)
===========================================================================================================================



 The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------------------------------

                                          Three Months Ended            Six Months Ended
                                             December 31,                 December 31,
                                       --------------------------   --------------------------

                                           2005          2004           2005          2004
----------------------------------------------------------------------------------------------

Revenues, Net of Returns                $    --        $    --        $     --       $     --

Expenses
Payroll and Payroll Taxes                24,250         36,750          48,500         74,000
----------------------------------------------------------------------------------------------

Loss Before Other Income and
Provision for
  Income Taxes                          (24,250)       (36,750)        (48,500)       (74,000)

Other Income
Interest Income - Related Party           4,313             --           4,313             --
----------------------------------------------------------------------------------------------

Loss Before Provision for Income Taxes  (19,937)       (36,750)        (44,187)       (74,000)

Provision for Income Taxes                   --             --              --             --
----------------------------------------------------------------------------------------------

Loss from Operations                    (19,937)       (36,750)        (44,187)       (74,000)
----------------------------------------------------------------------------------------------

Discontinued Operations
Income (Loss) from Operations of
Disposed
  Subsidiaries, Net of Taxes                  --         63,230        (10,245)       106,341
Loss from Disposal of Subsidiaries,           --             --       (521,784)            --
Net of Taxes
----------------------------------------------------------------------------------------------

Income (Loss) from Discontinued               --         63,230       (532,029)       106,341
Operations
----------------------------------------------------------------------------------------------

Net Income (Loss) for the Period       $ (19,937)     $  26,480      $(576,216)     $  32,341
----------------------------------------------------------------------------------------------

EARNINGS PER SHARE
----------------------------------------------------------------------------------------------

Weighted Average Number of Common
Shares
  Outstanding - Basic and Diluted      23,721,861    23,593,361     23,653,260    23,593,361

Earnings Per Common Share
   - Basic and Diluted
      Loss from Operations              $   (0.00)    $   (0.00)     $   (0.00)    $   (0.00)
      Income (Loss) from Discontinued       (0.00)         0.00          (0.02)         0.00
Operations
                                       ------------  ------------   ------------  ------------
      Net Income (Loss)                 $   (0.00)     $   0.00      $   (0.02)     $   0.00
==============================================================================================


  The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

Six Months Ended December 31,                              2005           2004
--------------------------------------------------------------------------------

Cash Flows from Operating Activities

Net Income (Loss) for the Period                      $ (576,216)      $ 32,341

Adjustments to Reconcile Net Income (Loss) for the
 Period To Net Cash Flows from Operating Activities:
Amortization                                                  --        108,781
Depreciation                                                  --          8,182
Issuance of Preferred Stock for Payment of
  Accrued Expenses - Related Party                            --          5,000
Loss on Disposal of Subsidiaries                         521,784             --
Loss from Operations of Disposed Subsidiaries             10,245             --

Changes in Assets and Liabilities:
Inventory                                                     --         25,000
Interest Receivable - Related Party                       (4,313)            --
Accounts Payable and Accrued Expenses                         --         34,107
Accrued Expenses - Related Party                          48,500         69,000
--------------------------------------------------------------------------------

Net Cash Flows From Operating Activities                      --        282,411
--------------------------------------------------------------------------------

Cash Flows from Investing Activities
Cash and Cash Equivalents in Disposed Subsidiaries       (48,624)            --
Capitalized Website Development Costs                         --        (10,625)
--------------------------------------------------------------------------------

Net Cash Flows from Investing Activities                 (48,624)       (10,625)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
Advances from Line of Credit                                  --          1,773
Repayment of Debt                                             --        (77,500)
--------------------------------------------------------------------------------

Net Cash Flows from Financing Activities                      --        (75,727)
--------------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                  (48,624)       196,059

Cash and Cash Equivalents - Beginning of Period           50,823         33,004
--------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period                $ 2,199      $ 229,063
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

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
Rochester, New York


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
--------------------------------------------------------------------------------


Six Months Ended December 31,                              2005           2004
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES
--------------------------------------------------------------------------------

Interest Paid                                          $    --          $   946
Income Taxes Paid                                      $    --          $    --
--------------------------------------------------------------------------------


NON-CASH INVESTING AND FINANCING ACTIVITIES
--------------------------------------------------------------------------------

Sale of Subsidiary via the Issuance of
  Note Receivable                                      $300,000         $    --

Assets and  Liabilities  Transferred  to
Related Party in Connection with Sale of
Subsidiaries:
  Cash and Cash Equivalents                           $  48,624         $    --
  Inventory                                           $ 296,544         $    --
  Property and Equipment                              $  54,189         $    --
  Accounts Receivable - Related Party                 $  37,850         $    --
  Deposits                                            $   6,667         $    --
  Due from Officer                                    $  82,193         $    --
  Intangible Assets                                   $ 260,542         $    --
  Investments in Affiliates                           $ 107,561         $    --
  Accounts Payable and Accrued Expenses               $(210,769)        $    --
  Debt                                                $  (6,321)        $    --
  Due to Related Party                                $ 137,240         $    --
  Treasury Stock                                      $  17,709         $    --
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

Note B - Discontinued Operations
        In September 2005, the stockholders of the Company approved the sale of the Seen OnTV, Inc. subsidiary, along with all of the Company's assets associated with the operations of Seen OnTV, Inc., which included all of the other wholly-owned subsidiaries, to the Company's President, Daniel
        M. Fasano. In return, Mr. Fasano has agreed to pay the Company $300,000, through a Note Receivable bearing interest at 5.75% annually, and assume responsibility of all of the Company's liabilities, including all potential outstanding litigation liabilities, except for any amounts owed to Mr. Fasano for accrued and unpaid compensation and amounts owed to Seen OnTV, Inc. by ONTV, Inc. In addition, 25% of the net, after-tax income from the operations of Seen OnTV, Inc will be paid to ONTV, Inc. until the purchase price, plus accrued interest, is paid in full. As a result of this sale, ONTV, Inc. has no subsidiaries or revenue generating operations as of December 31, 2005.

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

ITEM 3.  CONTROLS AND PROCEDURES

Daniel M. Fasano, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and in his opinion, the Company's disclosure controls and procedures ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Fasano there has not been any change in the Company's internal controls over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's controls.

                                    PART III


ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K

 (a)    Exhibits

 Number           Title
 ------           -----

   31             Rule 13a-14(a) Certifications

   32             Section 1350 Certifications

 (b) Reports on Form 8-K

         During the three months ended December 31, 2005 the Company did not file any reports on Form 8-K:

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ONTV, Inc.


February 8, 2006                       /s/ Daniel M. Fasano
                                       ---------------------------------
                                       Daniel M. Fasano
                                       Chief Executive Officer, Principal
                                       Financial Officer and Principal
                                       Accounting Officer