Form 10QSB
period 2006-03-31
TRUE PRODUCT ID, INC.
filed 2006-05-22
CIK 1011550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934

                For the quarterly period ended March 31, 2006
                                       or

[ ] Transition  Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

                        Commission File Number 000-29249

                              TRUE PRODUCT ID, INC.
                  ------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Delaware                                  16-1499611
-------------------------------------               ------------------
 (State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

                             2600 Centre Square West
                               1500 Market Street
                        Philadelphia, Pennsylvania 19102
                    (Address of principal executive offices)

                                 (215) 496-8102
                         -----------------------------
                           (Issuer's Telephone Number)

                                       ONTV, Inc.
            2444 Innovation Way, Bldg. 10, Rochester, New York 14624
                    ----------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

               Yes  [X]     No  [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                              Outstanding at March 31, 2006

    Common Stock                                    76,071,110


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            ONTV, INC. & SUBSIDIARIES
                            (A DELAWARE CORPORATION)
                           PHILADELPHIA, PENNSYLVANIA

                     --------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                 MARCH 31, 2006
                     --------------------------------------






ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA


TABLE OF CONTENTS
--------------------------------------------------------------------------------------------


Consolidated Balance Sheets at March 31, 2006 (Unaudited) and
  June 30, 2005                                                                     F-2

Consolidated Statements of Changes in Stockholders' Equity for the
  Nine Months Ended March 31, 2006 and 2005 (Unaudited)                             F-3

Consolidated Statements of Operations for the Three and Nine Months Ended
  March 31, 2006 and 2005 (Unaudited)                                               F-4

Consolidated Statements of Cash Flows for the Nine Months Ended
  March 31, 2006 and 2005 (Unaudited)                                            F-5 - F-6

Notes to Consolidated Financial Statements                                       F-7 - F-8








ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS
=========================================================================================================
                                                                                (UNAUDITED)
                                                                                 MARCH 31,      June 30,
                                                                                  2006           2005
---------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                                      $     2,199    $    50,823
Inventory                                                                             --          296,544
---------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                 2,199        347,367

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION                              --           54,189



OTHER ASSETS
Accounts Receivable - Related Party                                                   --           37,850
Interest Receivable - Related Party                                                  8,625           --
Note Receivable - Related Party                                                    300,000           --
Deposits                                                                              --            6,667
Due from Officer                                                                      --           82,193
Intangible Assets - Net of Accumulated Amortization                                   --          260,542
Investments in Affiliates                                                             --          107,561
Technology License - Net of Accumulated Amortization                               596,431           --
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $   907,255    $   896,369
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                          $    33,333    $   210,769
Debt - Due Within One Year                                                            --            6,321
---------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                           33,333        217,090

OTHER LIABILITIES
Accrued Expenses - Related Party                                                   521,500        473,000
Due to Related Party                                                               137,240           --
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                  692,073        690,090
---------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock:     $.001 Par; 100,000,000 Shares Authorized;
                  76,071,110 and 23,721,861 Shares Issued,
                  respectively; and 76,071,110 and 23,594,361
                  Shares Outstanding, respectively                                  76,071         23,722
Preferred Stock:  $.001 Par; 5,000,000 Shares Authorized;
                  36,000 and 20,000 Shares Issued and Outstanding,
                  respectivley                                                          36             20
Additional Paid-In Capital                                                       1,603,680      1,057,118
Accumulated Deficit                                                             (1,463,105)      (855,372)
---------------------------------------------------------------------------------------------------------
                                                                                   216,682        225,488
Less: Stock Held in Trust                                                            1,500          1,500
Treasury Stock: -0- and 127,500 Shares, respectively, at Cost                         --           17,709
---------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                         215,182        206,279
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   907,255    $   896,369
=========================================================================================================




   The accompanying notes are an integral part of these financial statements.




ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
====================================================================================================================================

                                          Common       Preferred     Additional                                           Total
                                           Stock         Stock        Paid-In    Accumulated    Stock Held   Treasury  Stockholders'
                                        ($0.001 Par)  ($0.001 Par)    Capital      Deficit       in Trust      Stock      Equity
------------------------------------------------------------------------------------------------------------------------------------


BALANCE - JUNE 30, 2004                   $ 23,721   $   --        $ 1,052,099   $(1,014,825)   $  (1,500)   $ (17,709)   $  41,786

Issuance of 20,000 Shares for Payment of
  Accrued Expenses - Related Party            --           20            4,980          --           --           --          5,000

Issuance of 1,000 Shares for Partial
  Payment of Renegotiated Note Payable           1       --                 39          --           --           --             40

Net Income for the Period (Unaudited)         --         --               --         169,978         --           --        169,978
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - MARCH 31, 2005 (UNAUDITED)        23,722         20        1,057,118      (844,847)      (1,500)     (17,709)     216,804

Net Loss for the Period (Unaudited)           --         --               --         (10,525)        --           --        (10,525)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2005                     23,722         20        1,057,118      (855,372)      (1,500)     (17,709)     206,279

Transfer to Related Party in Connection
   With Sale of Subsidiaries                  --         --               --            --           --         17,709       17,709

Issuance of 52,349,249 Shares of Common
  Stock and 16,000 Shares of Preferred
  Stock for Acquisition of Technology
  License                                   52,349         16          546,562          --           --           --        598,927

Net Loss for the Period (Unaudited)           --         --               --        (607,733)        --           --       (607,733)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 2006 (UNAUDITED)      $ 76,071   $     36      $ 1,603,680   $(1,463,105)   $  (1,500)   $    --      $ 215,182
====================================================================================================================================



   The accompanying notes are an integral part of these financial statements.



ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
===============================================================================================================

                                                           Three Months Ended             Nine Months Ended
                                                                March 31,                       March 31,
                                                   -----------------------------   ----------------------------

                                                           2006            2005            2006            2005
---------------------------------------------------------------------------------------------------------------

REVENUES, NET OF RETURNS                           $       --      $       --      $       --      $       --
---------------------------------------------------------------------------------------------------------------
EXPENSES
Amortization                                              2,496            --             2,496            --
Payroll and Payroll Taxes                                  --            33,022          48,500         107,022
Officer and Director Compensation                        33,333            --            33,333            --


TOTAL EXPENSES                                           35,829          33,022          84,329         107,022
===============================================================================================================

LOSS BEFORE OTHER INCOME AND PROVISION FOR
  INCOME TAXES                                          (35,829)        (33,022)        (84,329)       (107,022)

OTHER INCOME
Interest Income - Related Party                           4,312            --             8,625            --
---------------------------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (31,517)        (33,022)        (75,704)       (107,022)

Provision for Income Taxes                                 --              --              --              --
---------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                    (31,517)        (33,022)        (75,704)       (107,022)
---------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS
Income (Loss) from Operations of Disposed
  Subsidiaries, Net of Taxes                               --           170,659         (10,245)        277,000
Loss from Disposal of Subsidiaries, Net of Taxes           --              --          (521,784)           --
---------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                 --           170,659        (532,029)        277,000
---------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                   $    (31,517)   $    137,637    $   (607,733)   $    169,978
===============================================================================================================


EARNINGS PER SHARE
===============================================================================================================
Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                    33,028,394      23,594,217      26,736,406      23,593,642

Earnings Per Common Share
   - Basic and Diluted
      Loss from Operations                         $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
      Income (Loss) from Discontinued Operations          (0.00)           0.01           (0.02)           0.01
                                                   ------------    ------------    ------------    ------------
      Net Income (Loss)                            $      (0.00)   $       0.01    $      (0.02)   $       0.01
===============================================================================================================



   The accompanying notes are an integral part of these financial statements.




ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
===================================================================================

Nine Months Ended March 31,                                      2006         2005
-----------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS) FOR THE PERIOD                            $(607,733)   $ 169,978

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) FOR THE PERIOD
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Amortization                                                    2,496      128,855
Depreciation                                                     --         12,273
Loss on Disposal of Subsidiaries                              521,784         --
Loss from Operations of Disposed Subsidiaries                  10,245         --

CHANGES IN ASSETS AND LIABILITIES:
Inventory                                                        --         25,000
Interest Receivable - Related Party                            (8,625)        --
Accounts Payable and Accrued Expenses                          33,333      303,383
Accrued Expenses - Related Party                               48,500      107,022
----------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                         --        746,511
----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash and Cash Equivalents in Disposed Subsidiaries            (48,624)        --
Capitalized Website Development Costs                            --        (10,625)
----------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                      (48,624)     (10,625)
----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Line of Credit                                     --          1,773
Repayment of Debt                                                --       (240,000)
----------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                         --       (238,227)
----------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       (48,624)     497,659

Cash and Cash Equivalents - Beginning of Period                50,823       33,004
----------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   $   2,199    $ 530,663
===================================================================================


                                                                   - continued -

The accompanying notes are an integral part of these financial statements.



ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
============================================================================================

Nine Months Ended March 31,                                               2006          2005
--------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
============================================================================================

Interest Paid                                                       $     --      $    1,883
Income Taxes Paid                                                   $     --      $     --
============================================================================================


NON-CASH INVESTING AND FINANCING ACTIVITIES
============================================================================================

SALE OF SUBSIDIARY VIA THE ISSUANCE OF NOTE RECEIVABLE              $  300,000    $     --

ISSUANCE OF COMMON AND PREFERRED STOCK FOR ACQUISITION
  OF TECHNOLOGY LICENSE                                             $  598,927    $     --

ISSUANCE OF PREFERRED STOCK FOR PARTIAL PAYMENT OF
  ACCRUED EXPENSES - RELATED PARTY                                  $     --      $    5,000

ISSUANCE OF COMMON STOCK FOR PARTIAL PAYMENT OF
  RENEGOTIATED NOTE PAYABLE                                         $     --      $       40

REDUCTION OF COST OF DOMAIN NAME VIA RENEGOTIATED NOTE PAYABLE      $     --      $2,063,708

ASSETS AND LIABILITIES TRANSFERRED TO RELATED PARTY IN CONNECTION
  WITH SALE OF SUBSIDIARIES:
  Cash and Cash Equivalents                                         $   48,624    $     --
  Inventory                                                         $  296,544    $     --
  Property and Equipment                                            $   54,189    $     --
  Accounts Receivable - Related Party                               $   37,850    $     --
  Deposits                                                          $    6,667    $     --
  Due from Officer                                                  $   82,193    $     --
  Intangible Assets                                                 $  260,542    $     --
  Investments in Affiliates                                         $  107,561    $     --
  Accounts Payable and Accrued Expenses                             $ (210,769)   $     --
  Debt                                                              $   (6,321)   $     --
  Due to Related Party                                              $  137,240    $     --
  Treasury Stock                                                    $   17,709    $     --
============================================================================================










The accompanying notes are an integral part of these financial statements.

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA


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

NOTE B -   DISCONTINUED OPERATIONS
           In September 2005, the stockholders of the Company approved the sale of the Seen OnTV, Inc. subsidiary, along with all of the Company's assets associated with the operations of Seen OnTV, Inc., which included all of the other wholly-owned subsidiaries, to the Company's Former President, Daniel M. Fasano. In return, Mr. Fasano has agreed to pay the Company $300,000, through a Note Receivable bearing interest at 5.75% annually, and assume responsibility of all of the Company's liabilities, including all potential outstanding litigation liabilities, except for any amounts owed to Mr. Fasano for accrued and unpaid compensation and amounts owed to Seen OnTV, Inc. by ONTV, Inc. In addition, 25% of the net, after-tax income from the operations of Seen OnTV, Inc will be paid to ONTV, Inc. until the purchase price, plus accrued interest, is paid in full. As a result of this sale, ONTV, Inc. had no subsidiaries or revenue generating operations.

NOTE C -   CHANGE IN CONTROL
           On March 16, 2006, the Company acquired a Technology License ("License") from Sure Trace Security Corporation ("STC") for an initial term of five years, with an automatic renewal for an additional five years. The License grants the Company the worldwide rights to manufacture and sell products using STC's "anti-counterfeiting technology". In exchange for this License, the Company issued 52,349,249 shares of common stock and 16,000 shares of preferred stock, valued in total at $598,927. The License will be amortized as a charge to operations on a straight-line method over the ten year term of the License.

                                                                  - continued -

ONTV, INC. & SUBSIDIARIES
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE C -   CHANGE IN CONTROL - CONTINUED

           Estimated annual amortization expense for the five years succeeding March 31, 2006 is as follows:

                       2007      2008      2009      2010      2011
           ----------------------------------------------------------
                    $59,893   $59,892   $59,893   $59,893   $59,893
           ==========================================================

           On March 21, 2006, Daniel M. Fasano, Former President and Director, sold 20,000 shares of the Series A Preferred Stock owned and under his control, to STC, a related party.

           As a result of the above transactions, there has been a change in control of the Company, as STC now owns and/or controls 78.8% of the outstanding common stock voting rights.


NOTE D -   EMPLOYMENT AGREEMENTS
           In March 2006, the Company entered into an Executive Employment Agreement with Richard A. Bendis ("Bendis"), where Bendis will serve as the Company's President and Chief Executive Officer for a three year term, with annual compensation of $500,000.

           In March 2006, the Company entered into an Director Employment Agreement with James MacKay ("MacKay"), where MacKay will serve as the Company's Chairman of the Board of Directors for a three year term, with annual compensation of $300,000.


NOTE E -   SUBSEQUENT EVENTS
           On May 4, 2006, the Company amended the articles of incorporation to change the name of the Corporation to True Product ID, Inc.

           On May 4, 2006, the Company also amended the articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 1,000,000,000, of which 800,000,000 shares are designated as Class A and 200,000,000  shares are designated as Class
           B.

           On May 8, 2006, the Company declared a 2 for 1 forward stock split of the Company's common stock, to be effective on May 23, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As disclosed in the Company's annual report on Form 10-KSB for the year ended June 30, 2005, the Company completed the sale of its assets on September 27, 2005. As a result of this sale, the Company was not conducted any business as of September 30, 2005.

     For the period indicated, the Company planned to acquire a new business which may provide more value to the Company's shareholders. See attached "Note-Subsequent Events" and the associated Form 8-K being filed this date with regard to post-report events.

      It is expected that any new business will be acquired with shares of the Company's common stock.

ITEM 3.  CONTROLS AND PROCEDURES

Richard A. Bendis, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and in his opinion, the Company's disclosure controls and procedures ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Bendis there has not been any change in the Company's internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's controls.

                                    PART III


ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K

 (a)    Exhibits

 Number           Title
 ------           -----

   31             Rule 13a-14(a) Certifications

   32             Section 1350 Certifications

 (b) Reports on Form 8-K

     During the three months ended March 31, 2006 the Company filed a report on Form 8-K on March 24, 2006.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ONTV, Inc.


May 18, 2006                       /s/ Richard A. Bendis
                                       ---------------------------------
                                       Richard A. Bendis
                                       President & CEO

                                                                    EXHIBIT 31.1


                                 CERTIFICATIONS

Richard A. Bendis, certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of ONTV, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have significant role in the small business issuer's internal control over financial reporting.

May 18, 2006                          By:  /s/ Richard A. Bendis
                                               ------------------------------
                                               Richard A. Bendis
                                               Chief Executive Officer

                                                                    EXHIBIT 31.2
                                 CERTIFICATIONS

Richard A. Bendis, certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of ONTV, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have significant role in the small business issuer's internal control over financial reporting.

May 18, 2006                           /s/ Richard A. Bendis
                                           ------------------------------
                                           Richard A. Bendis
                                           Principal Financial Officer

                                                                      EXHIBIT 32



      In connection with the Quarterly Report of ONTV, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), Richard A. Bendis, the Chief Executive and Principal Financial Officer of the Company, certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.



May 18, 2006                      By:   /s/ Richard A. Bendis
                                            ----------------------------------
                                            Richard A. Bendis, Chief Executive
                                            and Principal Financial Officer