Form 10KSB
period 2006-06-30
TRUE PRODUCT ID, INC.
filed 2006-10-13
CIK 1011550

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

     [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2006

     [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-29249

                   TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          16-1499611
(State or other jurisdiction of incorporation               (I.R.S.  Employer
  or organization)                                           Identification No.)


                             2600 CENTER SQUARE WEST
                               1500 MARKET STREET
                        PHILADELPHIA, PENNSYLVANIA         19102
               (Address of principal executive offices) (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 215-496-8102

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

                                   ONTV, Inc.
            2444 Innovation Way, Bldg. 10, Rochester, New York 14624
(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the  registrant  is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act Yes      No  X
                                                       ----   ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No      .
    -----       -----

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,766,083 as of June 30, 2006, computed on the basis of the average of the bid and asked prices on such date.

The registrant's revenues for the year ended June 30, 2006 were $-0-.

As of September 30, 2006 there were 254,712,096 shares of the registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicated by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes No X

DOCUMENTS  INCORPORATED  BY REFERENCE
Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

True Product ID, Inc. (formerly ONTV, Inc.) (the "Company" or the "Corporation") produces integrators for anti-counterfeiting and security surveillance applications and is a provider of integrated tracking devices. The Company intends to deliver turnkey solutions for governments, armed forces, and industry, through its own proprietary technology and through aggregating the technology, products, and services of third parties via licensing agreements and/or joint ventures.

The Company delivers anti-counterfeiting turnkey solutions to governments, armed forces, and industry, through its own proprietary technology and through aggregating the technology, products, and services of third parties via licensing agreements and joint ventures.

Counterfeit, by definition, denotes the copying, imitation, or forging of an article by a perpetrator who lacks the legal right to do so, and with the express purpose of deceiving or defrauding. Counterfeiting encompasses violation of intellectual property (IP) rights that are legally enshrined in patents (linked with inventions); copyright (covering literary, musical, artistic works, and software); trademarks (including words, brands, and logos), industrial designs and other forms of IP.

The counterfeiting industry comprises 5% to 7% of global trade and is worth roughly $450 to $500 billion according to the International Chamber of Commerce.

BUSINESS

The Company plans to be the world leader in the provision of anti-counterfeiting, brand and product authentication, and security products and services. The Company's authentication solution is an integrated management system based on synthetic taggant technology, in which specific taggants are formulated to tag target objects for identification and authentication. Our higher end solutions also employ a proprietary supporting computer database and application (KMAC) to manage inspections, as well as collect and analyze data from scanners in the field for trend spotting and responsive action. While not limited to exclusively one solution for anti-counterfeiting technology, The Company continues to explore the technology market for novel anti-counterfeiting solutions in addition to taggant or scanning technology.

The  Company's  authentication  management  system  is  comprised  of a suite of world-class technologies, representing years of empirical research and application to the business of authentication. The Company's technology is both focused on commercial and civil applications, and applies to a wide range of businesses plagued by piracy and IP violations, everything from cigarettes to pharmaceuticals, and from auto parts to currency, The Company's cutting-edge technology ultimately provides commercial or government end-users with the authentication technology needed to protect brand integrity and revenue capture from piracy.

One of our tagging techniques is Synthetic DNA (S-DNA). This involves developing a taggant based upon elements and placing that tag on or in the product or item to be scanned. Both the physical and chemical properties of S-DNA are extremely stable. It is free of toxicity or pollution because only a very small volume is used, resistant to high temperature and abrasion, strong acid and strong alkaline, the S-DNA does not dissolve in common solvents. Owing to its strong permeability, S-DNA bonds to all objects on a molecular level with the exception of cut glass and diamonds.

Without changing the original production process or adding any facilities, the manufacturer only needs to apply S-DNA elemental taggant of different proportion on different positions on the products (directly on the product itself or on its packaging material) as information points, and then use a micro-intelligent analysis system to authenticate the product information. The analysis and management of the taggant information through the data management system can effectively and economically protect the products against counterfeiting and duplication.

Another of our tagging technology involves designing a molecule that responds to certain Infra-Red or Ultra-Violet light. This tag is also highly specialized and similar to S-DNA is extremely difficult to copy or fake.

The last of the Company's tagging technology implements a technology known as particle pattern recognition and verification. Each product is printed with a two-dimensional data matrix that contains information about a random particle pattern located somewhere on the package as well. The scanner then reads the data matrix and the particle pattern and submits this information to KMAC or another central database. That data can contain information related to the product/location and whether or not the product is fake or real. KMAC can then determine if that serial number for "appropriateness." For example, if the same product serial number passes through a scan point more than once, one of them MUST be a counterfeit.

The customized information of a given tagged object is stored in KMAC, the data management system. This system is able to detect all information related to the identity of the tagged object at any time or location with extremely high accuracy.

To ensure the highest level of security, our tagging system involves stacking tags. That is, multiple technologies are used to generate a single tag, making it extremely difficult to copy or spoof. This combined with the real time power of KMAC to provide back-end verification, yields the most advanced anti-counterfeit solution in the world.

Our authentication management system can be widely applied to various goods or products such as medicine, food, apparel, tobacco, alcohol, vehicle parts, cosmetics, electronic components, jewelry, art and cultural artifacts, athletic merchandise, as well as financial instruments such as currency, checks, or receipts. The Company's proprietary authentication system is multi-functional and can serve as a means to tag materials and products at each step in the supply chain, from tagging raw materials and products during the manufacturing process to, post-production movement of products from transport to distribution to end-users. Above all, our authentication and tracking system is well suited to law enforcement by, for example, customs agents preventing smuggling, thwarting counterfeiting of financial documents and currency, and curtailing piracy of high-end manufactured goods.

STRATEGY

The Company's strategy is to:

o Contribute to the growth and maturation of China's economy by helping the Chinese government to decrease and eventually eliminate counterfeiting.

o Leverage on our strong relationships both in the United States and European Multi-National corporations.

o Target multi-national corporations were foreign businesses or Sino-foreign joint ventures have fallen victim to counterfeiting and intellectual property piracy.

o Assume a leadership position in China. As the largest counterfeiter in the world, China presents a global opportunity for the Company to expand its technology, products and services to the world.

THE PRODUCTS AND SERVICES:

SYNTHETIC DNA (S-DNA)

The Company's marking process involves the application of a combination of inorganic elements. These elements penetrate the surface of an object and a molecular bond is formed. The method of application can vary depending on the item to be tagged. Coded elements can be placed on an object using a colorless carrier rendering them invisible to the human eye, or can include a fluorescent element so that they glow under UV light. The specific ratios of elements that comprise the synthetic DNA create a unique identity code for a given client, or a specific product, division, or product run within the client's area of concern. The number of potential mix ratios or identity codes is in the billions.

Depending on the surface structure, a high percentage of the chemical penetrates and bonds with the item's molecular structure. Once the synthetic DNA (S-DNA) has entered the item, its removal, whether by chemical solvent or abrasion, is extremely difficult. Total removal of the S-DNA that has penetrated the item is extremely difficult. We have tested and proven our capability to introduce a synthetic DNA into a product during the manufacturing process. This enables us to invisibly attach a "fingerprint to the product via synthetic DNA which can be applied to industrial parts, apparel, consumer electronics, jewelry, CD-ROMs, sporting goods, as well as currency.

HANDHELD SCANNERS/ ANALYZERS

 Like the common commercial bar code scanner, the Company's wireless hand-held analyzer is used to identify synthetic DNA codes. This analysis when combined with the KMACK system can identify, for example, the legitimate owner of the marked item, the production run from which it originated and whether the product is genuine or a counterfeit. Our analyzer allows customers to engage in:

- Product identification & authentication based on two types of distinct technologies: taggant and detection device technology.

 - Our turnkey system enables brand owners (OEM's) the ability to reduce liability, protect brand integrity, increase profitability and protect customer confidentiality.

 - TPID taggant includes tags that can be (optionally) read by a number of different reader types including:

 - XRF as well as Infa-Red (IR), scanners can read individual items for on the spot verification of a product's authenticity.

- Marker Systems uses microscopic particles< Optical/Audible System uses multi-functional additives Elemental System - Elemental Additive Particle Pattern - Standard 2D bar code scanner

We intend to either lease or sell the scanners depending upon customer conditions and other business considerations.

CONSULTING AND DATA SERVICES

The Company intends to generate consulting and data services from the use of its KMAC proprietary computerized database, the sale of KMAC generated data and by licensing the KMAC system to third parties.

PRODUCT AUTHENTICATION SERVICES

Product authentication services include: 1) credited scans associated with the work order, 2) additional scans required and 3) management of inspectors by the Company.

COMPETITION

There are currently five competing technologies for anti-counterfeiting and security surveillance applications and is a integrated tracking devices. The are radio frequency identification ("RFID") systems, taggants, DNA ("Deoxyribonucleic Acid"), synthetic DNA and traceless technology.

Chip Based RFID competitors include:

o      Omron
o      Lowry Computer Products
o      Markem Corporation
o      Tana Consultancy Services

Chipless RFID competitors include:

o      Inkode
o      Cross ID

Ink Based Taggant competitors include:

o      TraceTag International
o      Inksure Technologies Inc.
o      Sun Chemical
o      Dupont Authentication Systems (DAS_

DNA competitors include:

o      Applied DNA Sciences, Inc.
o      TraceTag International

Synthetic DNA competitors include:

o      DNA Technologies, Inc.
o      identify GmbH

Traceless Technology competitors include:

o      Eastman Kodak

Microtaggant competitors include:

o      Microtrace LLC
o      Authentix

INTELLECTUAL PROPERTY

Currently, the Company has filed an application for a patent with the State Intellectual Property Office of the People's Republic of China (No. 200510089020.1) filed August 3, 2005 for the "Method and Apparatus Using Chemical Elemental Taggant and the Chemical Elemental Taggant"

Additionally, the Company has filed an application for a patent with the Patent Cooperation Treaty (No. PCT/CN2006/001946) filed August 2, 2006 for the "Method for Tagging and Detecting Articles and Apparatus thereof"

The Company also has its KMAC proprietary computerized database system where new plug-ins are continually developed to support interfacing with customer database systems as well as any new potential scanners in the market place and real time reporting to the central KMAC system.


EMPLOYEES

As of June 30, 2006, we had six employees based in the United States.

WEB SITE POSTINGS

Our annual report on Form 10-KSB and quarterly reports on Form 10-QSB filed with the U.S. Securities and Exchange Commission are available to the public free of charge through its website as soon as reasonably practicable after making such filings. Our website can be accessed at the following address: www.tpid.net. The information found on our website or that may be accessed through our website is not part of this report and is not incorporated herein by this reference.


ITEM 2. LEGAL PROCEEDINGS

We are subject to dispute and litigation in the ordinary course of business. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, based upon information available at this time.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 4. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


Our common stock is traded on the OTC Bulletin Board (Symbol: TPID) and the information presented for the following periods reflects the high and low bid information as reported by the OTC Bulletin Board. The prices below may not represent actual transactions. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions.

                                                 MARKET PRICE RANGE
                                                     FISCAL 2006
                                                     -----------

                                                HIGH            LOW
                                                ----            ---
            Fourth Quarter                    $  0.38         $  0.16

At September 30, 2006, we had 2,485 stockholders of record.

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

We have not historically declared or paid dividends with respect to our common stock and have no intention to pay dividends in the foreseeable future.

ITEM 5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, our audited financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may", "will", "should", "expect", "anticipate", "intend", "plan", "believe", "estimate", "potential", or "continue", the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described above under "Risk Factors".

Our cash balance as of June 30, 2006 was zero. Since the change in control of the Company on March 16, 2006 the employees of the Company have not received any payroll and the majority of our vendors have not received payments of amounts due. It is the Company's intention to seek strategic partnerships that result in an infusion of cash into the Company. As our products and services gain market acceptance we would expect to increase our employee headcount.

Based upon our business plan for the next fiscal year we do not expect that significant expenditures for the purchase of plant and equipment or research and development as our products are not labor intensive and have been developed to a stage where significant modifications are not expected.


Based upon the current operating plan, we expect that our existing cash balances and cash flows from operations will be not be sufficient to finance our working capital and capital expenditure requirements through Fiscal 2007. We intend to see capital via the sale of shares in the equity markets or from cash generated from product licensing transactions. However, if events occur or circumstances change such that we fail to meet our operating plan as expected, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we can not be assured that such financing will be available on commercially reasonable terms or at all.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 6.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 6A.  FINANCIAL STATEMENTS

Our consolidated financial statements and the report of Rotenberg & Co. LLP are attached to this Annual Report on Form 10-KSB beginning on page F-1 and are incorporated herein by reference.

ITEM 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 7A. CONTROLS AND PROCEDURES

1.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our independent registered public accounting firm noted no material weaknesses.

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

2.  Internal Control Over Financial Reporting

   (a) Management's Annual Report on Internal Control Over Financial Reporting
       -----------------------------------------------------------------------

In accordance with SEC Release No. 33-8618, the Company will omit the report of the Company's management on internal control over financial reporting, and in accordance with current rules plan to file such report in our Annual Report on Form 10-K covering the fiscal year ended January 31, 2008.

   (b) Attestation Report of the Registered Public Accounting Firm
       -----------------------------------------------------------

In accordance with SEC Release No. 33-8618, the Company will omit the attestation report of Rotenberg & Co. LLP on management's assessment of the Company's internal control over financial reporting and in accordance with current rules plan to file such attestation in our Annual Report on Form 10-KSB covering the fiscal year ended June 30, 2008.

   (c) Changes in Internal Control Over Financial Reporting
       ----------------------------------------------------

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected or is reasonable likely to materially affect, our internal control over financial reporting, except as noted in the first paragraph of this Item 9A - Controls and Procedures.

ITEM 7B.   OTHER INFORMATION

None

                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Except as set forth herein, the information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act") to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 9.

ITEM 9.  EXECUTIVE COMPENSATION

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 10.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 11.

ITEM 11.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 12.

ITEM 12.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 14.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)

                      /s/ Richard A. Bendis
                      ---------------------------------------------------------
                      Richard A. Bendis,
                      Chairman  and  Chief  Executive   Officer  and  Principal
                      Financial Officer


Date: October 9, 2006

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Richard A. Bendis                                           October 9, 2006
------------------------------------------------------------
Richard A. Bendis,
Chairman and Chief Executive Officer and Principal Financial
Officer and Director

                  TRUE PRODUCT ID, INC. ( FORMERLY ONTV, INC.)
                           ANNUAL REPORT ON FORM 10-K
                             ITEMS 8, 14(C) AND (D)
                FINANCIAL STATEMENTS, CERTAIN EXHIBITS & SCHEDULE

           TRUE PRODUCT ID, INC. & SUBSIDIARIES (FORMERLY ONTV, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                           PHILADELPHIA, PENNSYLVANIA

                  --------------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                  JUNE 30, 2006
                  --------------------------------------------

TRUE PRODUCT ID, INC. & SUBSIDIARIES (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA


TABLE OF CONTENTS
--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm                    F-1

Consolidated Balance Sheets at June 30 2006 and 2005                       F-2

Consolidated Statements of Changes in Stockholders' Equity
for the Years Ended June 30, 2006 and 2005                                 F-3

Consolidated Statements of Operations for the Years Ended
June 30, 2006 and 2005                                                     F-4

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2006 and 2005                                                     F-5

Notes to Consolidated Financial Statements                            F-7 - F-11




TRUE PRODUCT ID, INC. & SUBSIDIARIES (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS
=========================================================================================================================

                                                                                      JUNE 30,              June 30,
                                                                                       2006                   2005
-------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                                               $      --             $  50,823
Inventory                                                                                      --               296,544
-------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                           --               347,367

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION                                       --                54,189



OTHER ASSETS
Accounts Receivable - Related Party                                                            --                37,850
Interest Receivable - Related Party                                                        12,938                    --
Note Receivable - Related Party                                                           300,000                    --
Deposits                                                                                       --                 6,667
Due from Officer                                                                               --                82,193
Intangible Assets - Net of Accumulated Amortization                                            --               260,542
Investments in Affiliates                                                                      --               107,561
Technology License - Net of Accumulated Amortization                                      581,458                    --
-------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $ 894,396             $ 896,369
=========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                                   $ 538,821             $ 210,769
Debt - Due Within One Year                                                                     --                 6,321
-------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                 538,821               217,090

OTHER LIABILITIES
Accrued Expenses - Related Party                                                          521,500               473,000
Due to Related Party                                                                      176,240                    --
-------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                       1,236,561               690,090
-------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock:  $.001 Par; 1,000,000,000 Shares Authorized;
               254,712,096 and 23,721,861 Shares Issued,
               respectively; and 254,712,096 and 23,594,361
               Shares Outstanding, respectively                                           230,990                23,722
Preferred Stock:  $.001 Par; 5,000,000 Shares Authorized;
                  0 and 20,000 Shares Issued and Outstanding,
                  Respectively                                                                 --                    20
Additional Paid-In Capital                                                              1,448,797             1,057,118
Accumulated Deficit                                                                    (2,020,452)             (855,372)
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (340,665)               225,488
Less: Stock Held in Trust                                                                   1,500                 1,500
Treasury Stock: -0- and 127,500 Shares, respectively, at Cost                                  --                17,709
-------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                    (342,165)               206,279
-------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 894,396             $ 896,369
=========================================================================================================================


The accompanying notes are an integral part of these financial statements.



TRUE PRODUCT ID, INC. & SUBSIDIARIES (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
====================================================================================================================================
                                     Common Stock ($0.001 Par) Preferred Stock ($0.001 Par)
                                     ---------------------------------------------------------
                                                                                                 Additional
                                     Number of               Number of           Accumulated       Paid-In      Stock Held  Treasury
                                      Shares      Value       Shares    Value      Deficit         Capital       In Trust     Stock
====================================================================================================================================


BALANCE - JUNE 30, 2005             23,721,861   $ 23,721    20,000    $ 20.00   $  (855,372)   $ 1,057,079    $(1,500.00) $(17,709)

Transfer to Related Party in
   Connection With Sale of
   Subsidiaries                           --         --        --        --             --             --         --         17,709

Issuance of 52,349,249 Shares of
    Common Stock and 16,000 Shares
    of Preferred Stock for
    Acquisition
    of Technology License           52,349,249     52,349    16,000      16.00          --       546,562.00       --           --

2 for 1 Stock Split                 23,721,861       --        --        --             --             --         --           --

Additional Issuance of Common Stock
     to STC For Acquisition of
     Technology License and
     cancellation of preferred
     stock                         154,919,125    154,920   (36,000)    (36.00)         --         (154,844)      --           --

Net Income                                --         --        --        --       (1,165,080)          --         --           --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2006            254,712,096   $230,990      --        --      $(2,020,452.00)$ 1,448,797    $(1,500.00)     --
====================================================================================================================================


The accompanying notes are an integral part of these financial statements.




TRUE PRODUCT ID, INC. & SUBSIDIARIES (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED STATEMENTS OF OPERATIONS
============================================================================================================================
                                                                        Year Ended                       Cumulative
                                                                         June 30,                     Since Inception
                                                            ----------------------------------------------------------------
                                                                                                      (October 1, 2005
                                                                       2006                2005       To June 30, 2006)
----------------------------------------------------------------------------------------------------------------------------

REVENUES, NET OF RETURNS                                          $      --           $      --               $        --
----------------------------------------------------------------------------------------------------------------------------

EXPENSES
Amortization                                                          17,469                   --                  17,469
Payroll and Payroll Taxes                                             87,500              117,547                  87,500
Technology License Fee                                               187,500                                      187,500
Officer and Director Compensation                                    253,333                   --                 253,333
Other                                                                 97,988                   --                  97,988
----------------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                       643,790              117,547                 643,790
============================================================================================================================

LOSS BEFORE OTHER INCOME AND PROVISION FOR
  INCOME TAXES                                                      (643,790)            (117,547)               (643,790)

OTHER INCOME
Interest Income - Related Party                                       12,938                   --                  12,938
----------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                              (630,852)            (117,547)               (630,852)

Provision for Income Taxes                                                --                   --                      --
----------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                (630,852)            (117,547)               (630,852)
----------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS
Income (Loss) from Operations of Disposed
  Subsidiaries, Net of Taxes                                         (10,245)             277,000                 (10,245)
Loss from Disposal of Subsidiaries, Net of Taxes                    (523,983)                  --                (523,983)
----------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                          (534,228)             277,000                (534,228)
----------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                                  $(1,165,080)        $   159,453           $  (1,165,080)
============================================================================================================================

EARNINGS PER SHARE
============================================================================================================================

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                                  61,109,375          23,593,819              72,450,857

Earnings Per Common Share
   - Basic and Diluted
      Loss from Operations                                        $     (0.01)       $      (0.01)           $      (0.01)
      Income (Loss) from Discontinued Operations                        (0.01)               0.01                   (0.01)
                                                               -------------------------------------------------------------
      Net Income (Loss)                                           $     (0.01)       $       0.00            $      (0.01)
============================================================================================================================



The accompanying notes are an integral part of these financial statements.




TRUE PRODUCT ID, INC. & SUBSIDIARIES (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS
=================================================================================================================================
                                                                                                               Cumulative
                                                                                                             Since Inception
                                                                                                            (October 1, 2005
Year Ended June 30,                                                                2006            2005     To June 30, 2006)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS) FOR THE PERIOD                                            $(1,165,080)       $ 159,453        $ (1,165,080)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) FOR
THE PERIOD TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Amortization                                                                     17,469          148,906              17,469
Depreciation                                                                         --           16,363                  --
Loss on Disposal of Subsidiaries                                                523,983             (823)            523,983
Loss from Operations of Disposed Subsidiaries                                    10,245          (72,565)             10,245

CHANGES IN ASSETS AND LIABILITIES:
Inventory                                                                            --          (59,973)                 --
Interest Receivable - Related Party                                             (12,938)         (81,995)            (12,938)
Accounts Payable and Accrued Expenses                                           538,821           30,000             538,821
Accrued Expenses - Related Party                                                 87,500          127,500              87,500
---------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                             --          266,866                  --
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash and Cash Equivalents in Disposed Subsidiaries                              (50,823)             --              (50,823)
Capitalized Website Development Costs                                                --          (10,625)                 --
---------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                        (50,823)         (10,625)            (50,823)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Line of Credit                                                         --            1,578                  --
Repayment of Debt                                                                    --         (240,000)                 --
---------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                             --         (238,422)                 --
---------------------------------------------------------------------------------------------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (50,823)          17,819             (50,823)

Cash and Cash Equivalents - Beginning Year                                       50,823           33,004              50,823
---------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                     $        --        $  50,823        $         --

                                                                                            - continued -

The accompanying notes are an integral part of these financial statements.






TRUE PRODUCT ID, INC. & SUBSIDIARIES (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA


CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
=================================================================================================================================
                                                                                                                Cumulative
                                                                                                             Since Inception
                                                                                                             (October 1, 2005
Year Ended June 30,                                                                 2006           2005     To June 30, 2006
---------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
=================================================================================================================================

Interest Paid                                                               $        --        $     1,883       $         --
Income Taxes Paid                                                           $        --        $       --        $         --
=================================================================================================================================


NON-CASH INVESTING AND FINANCING ACTIVITIES
=================================================================================================================================

SALE OF SUBSIDIARY VIA THE ISSUANCE OF NOTE RECEIVABLE                      $   300,000        $       --        $    300,000

ISSUANCE OF COMMON AND PREFERRED STOCK FOR ACQUISITION
  OF TECHNOLOGY LICENSE                                                     $   598,927        $       --        $    598,927

ISSUANCE OF PREFERRED STOCK FOR PARTIAL PAYMENT OF
  ACCRUED EXPENSES - RELATED PARTY                                          $        --        $     5,000       $         --

ISSUANCE OF COMMON STOCK FOR PARTIAL PAYMENT OF
  RENEGOTIATED NOTE PAYABLE                                                 $        --        $        40       $         --

REDUCTION OF COST OF DOMAIN NAME VIA                                        $        --        $ 2,063,708       $         --
RENEGOTIATED NOTE PAYABLE

FORGIVENESS OF DEBT - ACCOUNTS PAYABLE - RELATED PARTY                      $        --        $    69,300       $         --

FORGIVENESS OF DEBT - ACCOUNTS PAYABLE                                      $        --        $     3,265       $         --
                    AND ACCRUED EXPENSES

ASSETS AND LIABILITIES TRANSFERRED TO RELATED PARTY
  IN CONNECTION WITH SALE OF SUBSIDIARIES:
  Cash and Cash Equivalents                                                 $    50,823        $       --        $     50,823
  Inventory                                                                 $   296,544        $       --        $    296,544
  Property and Equipment                                                    $    54,189        $       --        $     54,189
  Accounts Receivable - Related Party                                       $    37,850        $       --        $     37,850
  Deposits                                                                  $     6,667        $       --        $      6,667
  Due from Officer                                                          $    82,193        $       --        $     82,193
  Intangible Assets                                                         $   260,542        $       --        $    260,542
  Investments in Affiliates                                                 $   107,561        $       --        $    107,561
  Accounts Payable and Accrued Expenses                                     $  (210,769)       $       --        $   (210,769)
  Debt                                                                      $    (6,321)       $       --        $     (6,321)
  Due to Related Party                                                      $   137,240        $       --        $    137,240
  Treasury Stock                                                            $    17,709        $       --        $     17,709
=================================================================================================================================

The accompanying notes are an integral part of these financial statements.

TRUE PRODUCT ID, INC. & SUBSIDIARIES (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE A -   BASIS OF PRESENTATION

           The consolidated financial statements of True Product ID, Inc. & Subsidiaries (formerly ONTV, Inc.) (the "Company") included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

           The accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.

           NATURE OF OPERATIONS

           On May 4th 2006, the Articles of Incorporation of ONTV, Inc. were amended to change the name of the Corporation to True Product ID, Inc. (formerly ONTV, Inc.). True Product ID, Inc. (formerly ONTV, Inc.) is an independently operated company which produces integrators for anti-counterfeiting security surveillance applications and provides integrated tracking devices and services across all industries. The Company delivers "cradle to grave" tailored solutions for governments, armed forces, and industry, through its proprietary technology and through converging technologies, products and services of third parties.

           NEW ACCOUNTING PRONOUNCEMENTS

           In June 2005, the FASB EITF reached a consensus on EITF Issue No. 05-6 "Determining the Amortization Period for Leasehold Improvements Purchased or Acquired after Lease Inception in a Business Combination." This EITF issue provides guidance on the amortization period for leasehold improvements acquired in a business combination and the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. The guidance contained in EITF No. 05-6 was effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

           In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will have a material effect on the Company's results of operations, cash flows, or financial condition.

           In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 was effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

           The adoption of SFAS No. 153 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

           In December 2004, the FASB issued Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The adoption of FSP No. 109-1 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

           In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends previous accounting guidance regarding allocation of fixed production costs to inventory and the recognition of overheads and other expenses. SFAS No. 151 was effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material effect on the Company's results of operations, cash flows, or financial condition.



NOTE B -  SIGNIFICANT ACCOUNTING POLICIES

           USE OF ESTIMATES:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities, and the reported amounts of revenue and expenses. If the underlying estimates and assumptions upon which the financial statements are based change in the future, actual amounts may differ from those included in the accompanying consolidated financial statements.

          PRINCIPLES OF CONSOLIDATION:

          The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

          CASH AND CASH EQUIVALENTS:

          Cash and cash equivalents consist principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.

          INCOME TAXES:

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. There were no material deferred tax assets or liabilities at June 30, 2006 and 2005.

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

NOTE C - DISCONTINUED OPERATIONS

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



NOTE D -   CHANGE IN CONTROL

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

           Estimated annual amortization expense for the five years succeeding March 31, 2006 is as follows:

                        2007        2008        2009          2010          2011
           ---------------------------------------------------------------------
                     $59,893     $59,892     $59,893       $59,893       $59,893
           =====================================================================

           On March 21, 2006, Daniel M. Fasano, Former President and Director, sold 20,000 shares of the Series A Preferred Stock owned and under his control, to STC, a related party.

           As a result of the above transactions, there has been a change in control of the Company, as STC now owns and/or controls 78.8% of the outstanding common stock voting rights.

           An additional 154,919,125 shares were issued for the purchase of the technology license.

           The outstanding preferred shares were cancelled.

           On May 25th STC dividended 1 share of True Product ID, Inc. (TPDI) (formerly ONTV, Inc.) for every 19 shares of STC (SSTY) that each STC stockholder owned.


NOTE E -   EMPLOYMENT AGREEMENTS

           In March 2006, the Company entered into an Executive Employment Agreement with Richard A. Bendis ("Bendis"), where Bendis will serve as the Company's President and Chief Executive Officer for a three year term, with annual compensation of $500,000. At June 30, 2006 Mr. Bendis is owed $145,833 representing all compensation earned by him since he joined the Company. Additionally, accrued liabilities includes $31,057 representing unreimbursed employee expenditures primarily for travel.

           In March 2006, the Company entered into an Director Employment Agreement with James MacKay ("MacKay"), where MacKay will serve as the Company's Chairman of the Board of Directors for a three year term, with annual compensation of $300,000. At June 30, 2006 Mr. MacKay is owed $87,500 representing all compensation earned by him since he joined the Company.



NOTE F -   EQUITY MATTERS

           On May 4, 2006, the Company amended the articles of incorporation to change the name of the Corporation to True Product ID, Inc. (formerly
           ONTV, Inc.).

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



NOTE G -   TECHNOLOGY LICENSE

           During the year ended June 30, 2006 the Company incurred $187,500 of expense for a technology license from STC (See Note D for further details). Effective 4/15/06 the license requires that $75,000 per month be paid for a period of five years. At June 30, 2006 the entire amount of the expense remains unpaid and it included in accounts payable and accrued expenses.



NOTE H -   INCOME TAXES

           During the year ended June 30, 2006 the Company had a change of control event, which prospectively limits the use of net operating loss carryforwards generated prior to the March 16, 2006 change in control (See Note D). At June 30, 2006, the Company had net operating loss carryforwards expiring in 2026. At June 30, 2006 a valuation allowance equal to the net operating loss carryforward has been provided to fully reserve the deferred tax assets which would have been generated by the net operating loss carryforwards as, in the assessment of the Company's management, it is more likely than not that the net operating loss carryforwards will not be realized.



NOTE I -   EARNINGS PER SHARE

           The following table sets forth the computation of basic and diluted earnings per share:

                                                                         FOR THE YEARS ENDED JUNE 30,
                                                                           2006                2005
                                                                      --------------------------------

             NUMERATOR:


             Loss from Operations                                   $    (630,852)      $     (117,547)

             Income (Loss) from Discontinued Operations                  (534,228)             277,000
                                                                    ---------------     --------------
             Net Income (Loss)                                      $  (1,165,080)      $      159,453
                                                                    =============       ==============

             DENOMINATOR:

             Denominator for basic earnings per share--adjusted
             weighted-average shares                                   61,109,375           23,593,819
                                                                    =============       ==============

             Denominator for diluted earnings per share--adjusted
             weighted-average shares                                   61,109,375           23,593,819
                                                                    =============       ==============




             BASIC AND DILUTED EARNINGS PER SHARE:

             FROM OPERATIONS                                        $       (0.01)      $        (0.01)
                                                                    =============       ==============
             FROM DISCONTINUED OPERATIONS                           $       (0.01)      $         0.01
                                                                    =============       ==============
             NET INCOME (LOSS)                                      $       (0.01)      $         0.00
                                                                    =============       ==============


           The   average   number  of  common   shares   outstanding   had  been
           retroactively adjusted to reflect the 2 for 1 forward stock split effective May 23, 2006. (See Note F).



   NOTE J - RELATED PARTY TRANSACTIONS

           The accrued expense of $521,500 is for salary that is owed to former ONTV, Inc. President Dan Fassano.

           The related party expense of $176,240 is for money that was owed to former subsidiary "Seen On TV"



    NOTE K - SUBSEQUENT EVENT

           In September 2006, the Corporation negotiated as short-term rental agreement for office space in Philadelphia, PA for approximately 300 square feet at $600 per month.

ITEM 13. EXHIBITS:
                                                                           PAGES
                                                                   OF SEQUENTIAL
                                  EXHIBIT INDEX                 NUMBERING SYSTEM
                                  -------------                 ----------------

                                                                    EXHIBIT 31.1

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Richard A. Bendis, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of True Product ID, Inc. (formerly ONTV, Inc.) (the "Issuer");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the Issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the Issuer's internal control over financial reporting that occurred during the Issuer's most recent fiscal quarter (the Issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Issuer's auditors and the audit committee of the Issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Issuer's internal control over financial reporting.


By:  /s/ Richard A. Bendis
     ------------------------------------
     Richard A. Bendis
     Chief Executive Officer and
     Principal Financial Officer

Dated: October 9, 2006

                                                                    Exhibit 32.1


                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                        SECTION 906 OF SARBANES-OXLEY ACT

I, Richard A. Bendis, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley ACT of 2002, that the Annual Report of True Product ID, Inc. (formerly ONTV, Inc.) on Form 10-KSB for the fiscal year ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such Annual Report on Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of True Product, Inc. (formerly ONTV, Inc.).


By:  /s/ Richard A. Bendis
     ------------------------------------
     Richard A. Bendis
     Chief Executive Officer and
     Principal Financial Officer

Dated: October 9, 2006