Form 10KSB/A
period 2006-06-30
TRUE PRODUCT ID, INC.
filed 2006-10-17
CIK 1011550

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

                                Explanatory Note


We are filing this amendment to our Annual Report on Form 10-KSB for the year ending June 30, 2006, which was initially filed on October 13, 2006, to include the independent auditor's report that was inadvertently omitted in the previous filing.

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

Consolidated Statements of Operations for the Years Ended
June 30, 2006 and 2005                                                     F-4

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2006 and 2005                                                     F-5

Notes to Consolidated Financial Statements                            F-7 - F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  and Stockholders
True Product ID, Inc.
(Formerly ONTV, Inc.)
Pennsylvania


         We have audited the accompanying consolidated balance sheets of True Product ID (formerly ONTV, Inc.), Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP
Rochester, New York
October 6, 2006




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