Form 10KSB/A
period 2006-06-30
TRUE PRODUCT ID, INC.
filed 2006-11-13
CIK 1011550

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A-2

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $20,183,345 as of October 25, 2006 computed on the basis of the average of the bid and asked prices on such date.

The registrant's revenues for the year ended June 30, 2006 were $-0-.
As of November 8, 2006 there were 263,733,072 shares of the registrant's Common Stock outstanding.

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

Indicated by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes No X

EXPLANATORY NOTE: This Annual Report on Form 10-KSB/A-2 has been filed by the registrant to amend the Annual Report on Form 10-KSB filed by the Registrant on October 13, 2006 and the amendment to the Annual Report on Form 10-KSB filed by the Registrant on October 17, 2006 to include the information required to be disclosed by Items 9 through 14 of Part III on Form 10-KSB.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information regarding the directors of the Corporation, all of which were appointed for a one-year term.


-------------------------------------    ---------------    ------------------------------------------------------------
                                          YEAR
    NAME, AGE AND                         FIRST
PRINCIPAL OCCUPATION                     APPOINTED          CERTAIN OTHER INFORMATION
-------------------------------------    ---------------    ------------------------------------------------------------

-------------------------------------    ---------------    ------------------------------------------------------------

James MacKay (49)                        2006               Mr. MacKay is a global  entrepreneur and venture  capitalist
Chairman of True Product ID, Inc.                           respected by governments,  financiers,  businesses and other organizations through out the world and has been involved in a number of international  multi-billion dollar projects. He has  been  approached  on some of his  ventures  by  leading government dignitaries and officials from France, the United
                                                            Kingdom,  the People's Republic of China, Japan,  Singapore,
                                                            India and the Philippines,  among other  countries,  and has served as that  corporation's  Interim  Chairman since March
                                                            16, 2006
-------------------------------------    ---------------    ------------------------------------------------------------
Richard A.  Bendis  (60)  President,     2006               Mr. Bendis became  President and Chief Executive  Officer of
Secretary   and   Chief    Executive                        True  Product ID,  Inc. in March 2006.  Prior to that he had
Officer of True Product ID, Inc.                            been the President and CEO of Innovation  Philadelphia  (IP)
                                                            since 2001. IP is a public/private  partnership dedicated to
                                                            growing  the  wealth  and  the   workforce  of  the  Greater
                                                            Philadelphia Region. Prior to 2001, he was President and CEO
                                                            of  Kansas  Technology  Enterprise  Corporation  (KTEC),  an
                                                            entity  formed to  encourage  investment  and  growth in the
                                                            State of Kansas.  Mr. Bendis has been a corporate  executive
                                                            with  Quaker  Oats,  Polaroid,  Texas  Instruments,   Marion
                                                            Laboratories  and Kimberly  Services and  successfully  took
                                                            Continental Healthcare Systems, an Inc. 500 company,  public on NASDAQ.  In  addition,  Mr.  Bendis  founded  and managed
                                                            R.A.B.  Ventures,  a venture  capital firm which invested in early-stage  technology and healthcare  businesses.  He is a frequent international consultant and speaker for the United
                                                            Nations, NATO and The European Commission.

Mr. Cimino resigned from the Board of Directors on November 6, 2006.

Mr. Bendis was appointed to the Board of Directors on November 13, 2006.

                                                  EXECUTIVE OFFICERS
EXECUTIVE OFFICERS
NAME                               AGE            POSITION HELD
----                               ---            -------------

James MacKay                       49             Interim Chairman and Director

Richard A. Bendis                  60             President, Secretary, Chief
                                                  Executive Officer and Director


For additional information regarding Messrs. MacKay and Bendis, please see the information provided above regarding directors.


BOARD OF DIRECTORS AND COMMITTEES

The Board of  Directors  currently  has two  directors.  On March  16,  2006 the
Corporation experienced a "Change in Control' and is in the process of reorganizing its corporate governance. The Corporation currently does not have regular meetings of the Board of Directors but the two directors consult on significant matters affecting the Corporation. The Corporation also does not have an Audit Committee. In the fiscal year ending June 30, 2007, the Corporation expects to hold regular meeting of the Board of Directors, to increase the size of the Board of Directors and to constitute committees of the Board of Directors including a Audit and Compensation Committees.

The Corporation currently does not have a Code of Ethics but expects to develop one during the fiscal year ending June 30, 2007.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of common stock and other equity securities of ours with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners. During the fiscal year ended January 31, 2006, we believe that all of our executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth for the fiscal years ended June 30, 2006 and 2005 compensation awarded to, paid to, or earned by, the Interim Chairman and Chief
Executive Officer and each of our three other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000
(the "Named Executive Officers"):


   SUMMARY COMPENSATION TABLE

                                                                 Long Term Compensation

                                     Annual Compensation                Awards                     Payouts
                      --------------------------------------   ---------------------------   ----------------------
                                                                Restricted      Options/         All Other
Name and                         Salary(A)      Bonus              Stock         SARs           Compensation
Principal Position       Year          ($)       ($)            Award(s)(B)($)      (#)         ($)       ( $)
------------------       ----       ---------   --------        --------------  --------     ----------------------

James MacKay             2006         87,500    --------           -------       ------               --------
Chairman                 2005       --------    --------           -------       ------               --------


Richard Bendis           2006        145,833    --------           -------       ------               --------
CEO. President           2005        --------   --------           -------       ------               --------
and Secretary


(A) In November 2006, the Company entered into a Consulting Agreement with James MacKay ("MacKay"), wherein Mr. MacKay will serve as the Corporation's Interim Chairman of the Board of Directors for a three-year term, with annual compensation of $300,000. At June 30, 2006 Mr. MacKay is owed $87,500 representing all compensation earned by him since he joined the Company.

In March 2006, the Corporation entered into an Executive Employment Agreement with Richard A. Bendis ("Bendis"), where Bendis will serve as the Corporation's President and Chief Executive Officer for a three-year term, with annual compensation of $500,000. At June 30, 2006 Mr. Bendis is owed $145,833 representing all compensation earned by him since he joined the Corporation. Additionally, the Corporation's accrued liabilities at June 30, 2006 include $31,057 representing unreimbursed employee expenditures primarily for travel.

Mr. MacKay is entitled to receive the following compensation in addition to his consulting fee in accordance with a Consulting Agreement ("Agreement") entered with him on November 11, 2006. The Agreement has a three-year term:

a) As consideration for the services rendered by the Mr. MacKay from March 2006 to the effective date of the Agreement, including services as Interim Chairman, the Corporation shall pay Mr. MacKay accrued consulting fees of $200,000 payable as of November 11, 2006.

b) On November 11, 2006 Mr. MacKay is to receive 15% of the then outstanding shares of common stock in the Corporation. The common shares to be received by Mr. Mackay shall be immediately vested to him.

c) As part of the aforementioned agreement with Mr. MacKay, the Corporation is obligated to issue to him 1,000,000 shares of Series B Convertible Preferred Stock convertible at Mr. MacKay's option into 1,000,000 shares of the common stock of the Corporation. Additionally, the Series B Convertible Preferred Stock shall entitle the holder to 1,000 votes for each such share of Preferred Stock on all matters submitted to a vote of the Corporation's shareholders. Therefore, Mr. MacKay's holding of Series B Convertible Preferred Stock entitles him to 1,000,000,000 votes on matters submitted to a vote of the Corporation's shareholders. [As there are only 263,733,072 shares of Common Stock currently outstanding, Mr. MacKay by voting his holding of Series B Convertible Preferred Stock will be able to decide the outcome of any matter submitted to a vote of the Corporation's shareholders.]

        The  shares of the  Series B  Convertible  Preferred  Stock  held by Mr.
MacKay will automatically convert into 1,000,000 shares of the Corporation's common stock upon the occurrence of any of the following events:

     (a). The sale, lease, exchange, conveyance or other disposition of all or substantially all of the Corporation's property or business, or its merger into or consolidation with any other corporation (other than a wholly- owned subsidiary of the Company), or any transaction (including a merger or other reorganization) or series of related transactions, in which more than 50% of the voting power of the Corporation is disposed of;

     (b). The transfer by Mr. MacKay of all of his Series B Preferred Shares, other than a transfer to an entity effectively owned and controlled by Mr. MacKay;

     (c). An investment into the Corporation in the amount of Five Million U.S. Dollars (US$5,000,000) or more;

     (d). The death of the holder of the Series B Preferred Shares; or

     (e). Upon the third (3rd) year anniversary of the date Mr. MacKay Series B Preferred Shares are issued by the Corporation to Mr. MacKay.

d) As part of the aforementioned Agreement with Mr. MacKay, the Corporation has agreed to pay Mr. MacKay a contract-related incentive of 2% of the Corporation's collected, bookable gross receipts from the sale or licensing of and/or other compensation received with respect to the Corporation's products, technology and services worldwide.

e) As part of the aforementioned Agreement with Mr. MacKay, the Corporation has agreed to pay Mr. Mackay a funding-related incentive of 2% of the gross proceeds received by the Corporation as a result of any funding or financing, which arose in whole or in part from the Mr. MacKay's efforts. Funding or financings shall be deemed to have arisen in whole or in part from the Mr. MacKay's efforts, where: (a) the funding or financing entity was introduced to the Corporation by the Mr. MacKay's and/or his contacts unaffiliated with the Corporation; (b) Mr. MacKay actively took part in the negotiations related to the funding or financing; or (c) the funding or financing would not have been secured but for Mr. MacKay's presence or efforts. This incentive only applies to private funding or financing, and not to funding directly resulting from a public offering (whether an initial public offering or a secondary public offering).

Mr. Bendis is entitled to receive the following compensation in addition to his salary in accordance with the Executive Employment Agreement ("Agreement") entered with him in March 2006. The Agreement has a three year term:

a) Mr. Bendis shall be entitled to an award of a number of shares of the Corporation's common stock equal to ten percent (10%) of the number of outstanding shares of the Corporation existing as of November 12, 2006.

EMPLOYMENT   AGREEMENTS,   TERMINATION  OF  EMPLOYMENT   AND   CHANGE-IN-CONTROL
ARRANGEMENT

Mr. Bendis has an employment agreement, dated March 2006 for a three-year term. The agreement provided for a $500,000 annual base salary. Upon a change in control event regarding the Corporation, Mr. Bendis is to receive one-year's base compensation plus related benefits as severance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Corporation's Common Stock as of November 10, 2006 by:


     o each person who is known by us to beneficially own 5% or more of our outstanding common stock;

     o each of our executive officers named in the Summary Compensation Table;

     o each of our directors; and

     o All of our officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions and also any shares of Common Stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after November 10, 2006 Beneficial ownership calculations for 5% stockholders are based solely on publicly-filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the SEC. The inclusion of any shares of stock deemed to be beneficially owned does not constitute an admission of beneficial ownership of those shares.

Except as otherwise indicated, and subject to applicable community property laws, to the Corporation's knowledge, the persons named below have sole voting and investment power with respect to all shares of Common Stock held by them. As of November 10, 2006.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Corporate Secretary, True Product ID, Inc., 2600 Center Square West, 1500 Market Street, Philadelphia, PA 19102.

                                                                    PERCENTAGE
                                               AMOUNT AND NATURE    OF CLASS
                                               OF BENEFICIAL        OF COMMON
NAME OF BENEFICIAL OWNER                       OWNERSHIP OF STOCK   SHARES OWNED

James MacKay (1)(3)                            66,875,750           22.4
Richard A. Bendis (1)(2)(4)                    30,329,303           10.3
All of our directors and officers as a group
including those named above (2 persons) (5)    97,205,353           29.1

(1) Director

(2) Officer

(3) Includes 39,559,961 shares of Common Stock including the 15% of the outstanding shares of common stock in the Corporation as of November 11, 2006 as provided by his Consulting Agreement. The common shares to be received by Mr. MacKay under his Consulting Agreement shall be immediately vested to him.

     The above table also reflects the Corporation's obligation under the Consulting Agreement to issue to Mr. MacKay 1,000,000 shares of Series B Preferred Stock of the Corporation convertible on a 1 to 1 basis into 1,000,000 shares of the Corporation's common stock. The Series B Stock has vested to Mr. MacKay and is issuable to him.

(4) Includes 30,329,303 shares of Common Stock that vest to Mr. Bendis on November 13, 2006, contingent upon his employment with the Corporation at that time

(5)  Includes the items noted in (3) and (4) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As part of the Consulting Agreement entered into with Mr. MacKay, the Corporation has agreed to pay Mr. Mackay a contract-related incentive of 2% of the Corporation's collected bookable gross receipts from the sale or licensing of and/or other compensation received with respect to the Corporation's products, technology and services worldwide.

As part of the Consulting Agreement with Mr. MacKay, the Corporation has agreed to pay Mr. Mackay a funding-related incentive of 2% of the Corporation's of the gross proceeds received by the Corporation as a result of any funding or financing, which arose in whole or in part from the Mr. MacKay's efforts.

Other than the transactions disclosed herein, we have not entered into any material transactions with any director, executive officer, beneficial owner of five percent (5%) or more of our Common Stock, or family members of such person, in which the amount involved exceeds $60,000.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended June 30, 2006 and 2005, Rotenberg & Co. LLP, acted
as  our   independent   auditors  and  aggregate   fees  billed  various  audit,
audit-related and non-audit services and were as follows:

                                                           2006        2005
================================================================================
Audit Fees (1)                                          $ 32,150    $ 21,225
Audit-Related Fees (2)                                     2,175       2,125
Tax Fees (3)                                               5,290       1,350
All Other Fees (4)                                           --          --
                                                        --------    --------
================================================================================
                                                        $ 39,615   $ 24,700
================================================================================

--------------

(1) Audit fees were for professional services rendered for the audits of the Corporation's financial statements, quarterly review of the financial statements included in the Corporation's Quarterly Reports on Form 10-QSB, or services that are normally provided by, Rotenberg & Co. LLP in connection with the statutory and regulatory filings or engagements for the fiscal years ended June 30, 2006 and 2005, respectively.

(2) Fees paid in connection with audit-related matters.

(3) Tax fees include tax return preparation, tax compliance, tax planning and tax advice.

(4) Rotenberg & Co. LLP did not bill us any additional fees that are not disclosed under "Audit Fees," "Audit-Related Fees" or "Tax Fees."

As the Corporation does not have a formal Audit Committee, the Board of Directors pre-approves the provision of all audit and non-audit services (including tax services) by the independent auditors and also approves all audit and non-audit engagement fees and terms with the independent auditors. During fiscal years ended June 30, 2006 and 2005, all of the services related to the audit and other fees described above were pre-approved by the Corporation's Board of Directors and none were provided pursuant to any waiver of the pre-approval requirement.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)

                         /s/ Richard A. Bendis
                         -------------------------------------------------------
                         Richard A. Bendis,
                         Chief Executive Officer and Principal Financial Officer


Date: November 13, 2006

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Richard A. Bendis                                          November 13, 2006
-----------------------------------------------
Richard A. Bendis,
Chief Executive Officer and Principal Financial
Officer, Secretary and Director

ITEM 13. EXHIBITS:                                                         PAGES
                                                                   OF SEQUENTIAL
                   EXHIBIT INDEX                                NUMBERING SYSTEM
                   -------------                                ----------------

10.1 Consulting Agreement entered into November 11, 2006 by and among Sure Trace Security Corporation, True Product I.D., Inc., and James MacKay

10.2 Executive Employment Agreement dated March, 2006 by and among Sure Trace Security Corporation, True Product I.D., Inc., and Richard A. Bendis