Form 10QSB
period 2006-09-30
TRUE PRODUCT ID, INC.
filed 2006-11-13
CIK 1011550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934

                For the quarterly period ended September 30, 2006
                                       or

[ ] Transition  Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

                        Commission File Number 000-29249

                              TRUE PRODUCT ID, INC.
                  ------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                      16-1499611
--------------------------------            ------------------------------------
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

               Yes  [ ]     No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                              Outstanding at October 17, 2006
    ------------                          -------------------------------
    Common Stock                                    263,733,072


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)

(A DELAWARE CORPORATION)

PHILADELPHIA, PENNSYLVANIA



TABLE OF CONTENTS
--------------------------------------------------------------------------------


Consolidated Balance Sheets at September 30, 2006 (Unaudited) and
June 30, 2006                                                               F-2

Consolidated Statements of Operations for the Three Months Ended
September 30, 2006 and 2005 (Unaudited)                                     F-3

Consolidated Statements of Cash Flows for the Three Months Ended
September 30, 2006 and 2005 (Unaudited)                                  F-4 F-5

Notes to Consolidated Financial Statements                                  F-6




TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS
===========================================================================================

                                                               (UNAUDITED)
                                                              SEPTEMBER 30,       June 30,
                                                                 2006              2006
-------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                    $      --          $      --
-------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                --                 --

Interest Receivable - Related Party                               17,251             12,938
Note Receivable - Related Party                                  300,000            300,000
Technology License - Net of Accumulated Amortization             566,485            581,458
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $   883,736        $   894,396
===========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                        $ 1,022,897        $   538,821
-------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                      1,022,897            538,821

OTHER LIABILITIES
Accrued Expenses - Related Party                                 521,500            521,500
Due to Related Party                                             176,240            176,240
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              1,720,637          1,236,561
-------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock:  $.001 Par; 1,000,000,000 Shares Authorized;
263,733,072 and 254,712,096 Shares Issued,
respectively; and 263,733,072 and 254,712,096
Shares Outstanding, respectively                                 263,733            254,712
Additional Paid-In Capital                                     1,478,554          1,425,075
Accumulated Deficit                                           (2,577,688)        (2,020,452)
-------------------------------------------------------------------------------------------
                                                                (835,401)          (340,665)
Less: Stock Held in Trust                                          1,500              1,500
-------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (836,901)          (342,165)
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   883,736        $   894,396





The accompanying notes are an integral part of these financial statements.




TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
===================================================================================================
                                                            Quarter Ended             Cumulative
                                                            September 30,                Since
                                                                                     Reorganization
                                                      ---------------------------------------------
                                                                                   (October 1, 2005
                                                       2006              2005        To September
                                                                                       30, 2006)
---------------------------------------------------------------------------------------------------

REVENUES, NET OF RETURNS                           $        --      $        --      $        --
---------------------------------------------------------------------------------------------------

EXPENSES
Amortization                                              14,973             --             32,442
Payroll and Payroll Taxes                                   --             24,250           87,500
Technology License Fee                                   225,000             --            412,500
Officer and Director Compensation                        200,000             --            453,333
Consulting fees                                           79,605             --            101,205
---------------------------------------------------------------------------------------------------
Other                                                     41,971              746          118,359
---------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                           561,549           24,996        1,205,339
===================================================================================================

LOSS BEFORE OTHER INCOME AND
 PROVISION FOR INCOME TAXES                             (561,549)         (24,996)      (1,205,339)

OTHER INCOME
Interest Income - Related Party                            4,313             --             17,251
---------------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (557,236)         (24,996)      (1,188,088)

Provision for Income Taxes                                  --               --               --
---------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                    (557,236)         (24,996)      (1,188,088)
---------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS
Loss from Operations of Disposed
  Subsidiaries, Net of Taxes                                --             (9,499)         (10,245)
Loss from Disposal of Subsidiaries, Net of Taxes            --           (521,784)        (523,983)
---------------------------------------------------------------------------------------------------

LOSS FROM DISCONTINUED OPERATIONS                           --           (531,283)        (534,228)
---------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                            $    (557,236)   $    (556,279)   $  (1,722,316)

===================================================================================================

EARNINGS PER SHARE
===================================================================================================

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                    258,439,165       23,721,861      119,354,816

Earnings Per Common Share
   - Basic and Diluted
      Loss from Operations                         $       (0.00)   $       (0.00)   $       (0.01)
      Income (Loss) from Discontinued Operations           (0.00)           (0.02)           (0.00)
                                                   ------------------------------------------------
      Net Income (Loss)                            $       (0.00)   $       (0.02)   $       (0.01)
===================================================================================================



The accompanying notes are an integral part of these financial statements.




TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================================================
                                                                                                   Cumulative
                                                                                                     Since
                                                                                                 Reorganization
                                                                                                (October 1, 2005
Quarter Ended September 30,                                                2006          2005      To September
                                                                                                     30, 2006)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss for the Period                                              $  (557,236)   $  (556,279)   $(1,722,316)

ADJUSTMENTS TO RECONCILE NET LOSS FOR THE
PERIOD TO NET CASH FLOWS
FROM OPERATING ACTIVITIES:

Amortization                                                              14,973           --           32,442
Issuance of common stock for consulting fees                              62,500           --           62,500
Loss on Disposal of Subsidiaries                                            --          521,784        523,983
Loss from Operations of Disposed Subsidiaries                             10,245
                                                                                           --            9,499

Changes in Assets and Liabilities:
Interest Receivable - Related Party                                       (4,313)          --          (17,251)
Accounts Payable and Accrued Expenses                                    484,076           --        1,022,897
Accrued Expenses - Related Party                                            --           24,250         87,500
----------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                    --             (746)          --
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash and Cash Equivalents in Disposed
Subsidiaries                                                                --          (47,878)       (50,823)
----------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                    --             --          (50,823)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                    --             --             --
----------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     --          (48,624)       (50,823)

Cash and Cash Equivalents - Beginning Year                                  --           50,823         50,823
----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $      --      $     2,199    $      --



The accompanying notes are an integral part of these financial statements.





TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA


CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
================================================================================================================
                                                                                                   Cumulative
                                                                                                     Since
                                                                                                 Reorganization
                                                                                                (October 1, 2005
Year Ended September 30,                                                   2006          2005      To September
                                                                                                     30, 2006)
----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
================================================================================================================

Interest Paid                                                        $  --          $    --        $       --

Income Taxes Paid                                                    $  --          $    --        $       --
================================================================================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES
================================================================================================================

SALE OF SUBSIDIARY VIA THE ISSUANCE OF NOTE
RECEIVABLE                                                           $  --          $ 300,000      $    300,000


ISSUANCE OF COMMON AND PREFERRED STOCK FOR
ACQUISITION OF TECHNOLOGY LICENSE                                    $  --          $    --        $    598,927

ASSETS AND LIABILITIES TRANSFERRED TO RELATED PARTY
  IN CONNECTION WITH SALE OF SUBSIDIARIES:
  Cash and Cash Equivalents                                          $  --          $    --        $     50,823
  Inventory                                                          $  --          $    --        $    296,544
  Property and Equipment                                             $  --          $    --        $     54,189
  Accounts Receivable - Related Party                                $  --          $    --        $     37,850
  Deposits                                                           $  --          $    --        $      6,667
  Due from Officer                                                   $  --          $    --        $     82,193
  Intangible Assets                                                  $  --          $    --        $    260,542
  Investments in Affiliates                                          $  --          $    --        $    107,561
  Accounts Payable and Accrued Expenses                              $  --          $    --        $   (210,769)
  Debt                                                               $  --          $    --        $     (6,321)
  Due to Related Party                                               $  --          $    --        $    137,240
  Treasury Stock                                                     $  --          $    --        $     17,709
================================================================================================================



The accompanying notes are an integral part of these financial statements.

TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)

(A DELAWARE CORPORATION)

PHILADELPHIA, PENNSYLVANIA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -   BASIS OF PRESENTATION

The condensed consolidated financial statements of True Product ID, Inc. & Subsidiaries (formerly ONTV, Inc.) (the "Company") included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

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

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations or these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, " which clarifies the accounting for uncertainty in income taxes . FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not anticipate that the adoption of FIN 48 will have a material effect on the Company's results of operations, cash flows, or financial condition.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for the Company's fiscal year beginning January 1, 2008. We do not anticipate that the adoption of SFAS No. 157 will have a material effect on the Company's results of operations, cash flows, or financial condition.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize the over-funded or under-funded status of a benefit plan in its statement of financial position, recognize as a component of other comprehensive income, net of tax, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, "Employers Accounting for Pensions," or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The recognition and disclosure provisions required by SFAS No. 158 are effective for the Company's fiscal year ending December 31, 2006. The measurement date provisions are effective for fiscal years ending after December 15, 2008. We do not anticipate that the adoption of SFAS No. 158 will have a material effect on the Company's results of operations, cash flows, or financial condition.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. SAB 108 is effective for the Company's fiscal year ending December 31, 2006. We do not anticipate that the adoption of SAB 108 will have a material effect on the Company's results of operations, cash flows, or financial condition.

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

NOTE C -   CHANGE IN CONTROL

On March 16, 2006, the Company acquired a Technology License ("License") from Sure Trace Security Corporation ("STC") for an initial term of five years, with an automatic renewal for an additional five years. The License grants the Company the worldwide rights to manufacture and sell products using STC's
"anti-counterfeiting technology". In exchange for this License, the Company issued 52,349,249 shares of common stock and 16,000 shares of preferred stock, valued in total at $598,927. The License will be amortized as a charge to operations on a straight-line method over the ten-year term of the License.

Estimated annual amortization expense for the five years succeeding March 31, 2006 is as follows:

                 2007         2008         2009         2010         2011
          ------------------------------------------------------------------
              $59,893      $59,892      $59,893      $59,893      $59,893
          ==================================================================

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

On May 25th the stockholders of STC were issued 1 share of True Product ID, Inc.
(TPDI) (formerly ONTV, Inc.) for every 19 shares of STC (SSTY) that each STC stockholder owned.

NOTE D -   EMPLOYMENT AGREEMENTS

In March 2006, the Company entered into an Executive Employment Agreement with Richard A. Bendis ("Bendis"), where Bendis will serve as the Company's President and Chief Executive Officer for a three-year term, with annual compensation of $500,000. At September 30, 2006 Mr. Bendis is owed $270,833 representing all compensation earned by him since he joined the Company. Additionally, accrued liabilities include $43,507 representing unreimbursed employee expenditures primarily for travel.

In March 2006, the Company entered into a Services Agreement with James MacKay ("MacKay"), where MacKay will serve as the Company's Chairman of the Board of Directors for a three-year term, with annual compensation of $300,000. At
September 30, 2006 Mr. MacKay is owed $162,500 representing all compensation earned by him since he joined the Company.

NOTE E -   EQUITY MATTERS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our cash balance as of September 30, 2006 was zero. Since the change in control of the Company on March 16, 2006 the employees of the Company have not received any payroll and the majority of our vendors have not received payments of amounts due. It is the Company's intention to seek strategic partnerships that result in an infusion of cash into the Company. As our products and services gain market acceptance we would expect to increase our employee headcount.

Based upon our business plan for the next fiscal year we do not expect that significant expenditures for the purchase of plant and equipment or research and development as our products are not labor intensive and have been developed to a stage where significant modifications are not expected.

Based upon the current operating plan, we expect that our existing cash balances and cash flows from operations will be not be sufficient to finance our working capital and capital expenditure requirements through Fiscal 2007. We intend to seek capital via the sale of shares in the equity markets or from cash generated from product licensing transactions. However, if events occur or circumstances change such that we fail to meet our operating plan as expected, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot be assured that such financing will be available on commercially reasonable terms or at all.

ITEM 3.  CONTROLS AND PROCEDURES

Richard A. Bendis, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and in his opinion, the Company's disclosure controls and procedures ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Bendis there has not been any change in the Company's internal controls over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's controls.

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



                                                    True Product ID, Inc.

November 10, 2006                                   /s/ Richard A. Bendis
                                                    ---------------------
                                                      Richard A. Bendis
                                                       President & CEO