Form 10QSB
period 2006-12-31
TRUE PRODUCT ID, INC.
filed 2007-02-13
CIK 1011550

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-29249

True Product ID, Inc. (formerly ONTV, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	16-1499611
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

2600 Center Square West 1500 Market Street Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  215-496-8102

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

Yes   X     No     .

As of January 8, 2007 there were 333,622,336 shares of the registrant's Common Stock outstanding.

Indicated by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes     No   X

TRUE PRODUCT ID, INC. (formerly ONTV, Inc.)

(A DELAWARE CORPORATION)

PHILADELPHIA, PENNSYLVANIA

TABLE OF CONTENTS

Consolidated Balance Sheets at December 31, 2006 (Unaudited) and

June 30, 2006

F-2

Consolidated Statements of Operations for the Three Months Ended

December 31, 2006 and 2005 (Unaudited)

F-3

Consolidated Statements of Operations for the Six Months Ended

December, 2006 and 2005 (Unaudited)

F-4

Consolidated Statements of Cash Flows for the Six Months Ended

December 31, 2006 and 2005 (Unaudited)

F-5

Notes to Consolidated Financial Statements

F-6

TRUE PRODUCT ID, INC. (formerly ONTV, Inc.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Philadelphia, Pennsylvania

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31,	June 30,
	2006	2006

ASSETS

Current Assets
Cash and Cash Equivalents	$ 528	$ -

Total Current Assets	528	-

Interest Receivable - Related Party	21,563	12,938
Note Receivable - Related Party	300,000	300,000
Technology License - Net of Accumulated Amortization	551,512	581,458

Total Assets	$ 873,603	$894,396

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$ 1,490,746	$ 538,821

Total Current Liabilities	1,490,746	538,821

Other Liabilities
Accrued Expenses - Related Party	521,500	521,500
Due to Related Party	176,240	176,240

Total Liabilities	2,188,486	1,236,561

Stockholders' Equity
Common Stock: $.001 Par; 1,000,000,000 Shares Authorized;
333,622,336 and 254,712,096 Shares Issued,
respectively; and 333,622,336 and 254,712,096
Shares Outstanding, respectively	333,622	254,712
Additional Paid-In Capital	6,300,913	1,425,075
Accumulated Deficit	(7,947,918)	(2,020,452)
	(1,313,383)	(340,665)
Less: Stock Held in Trust	1,500	1,500
Total Stockholders' Equity (Deficit)	(1,314,883)	(342,165)

Total Liabilities and Stockholders' Equity	$ 873,603	$ 894,396

TRUE PRODUCT ID, INC. (formerly ONTV, Inc.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Philadelphia, Pennsylvania

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,		Cumulative Since Reorganization
	2006	2005	2006	2005	(October 1, 2005 to December 31, 2006)

Revenues, Net of Returns	$ -	$ -	$ -	$ -	$ -

Expenses
Amortization	14,973	-	29,946	-	47,415
Payroll and Payroll Taxes	-	24,250	-	48,500	87,500
Technology License Fee	225,000	-	450,000	-	637,500
Officer and Director Compensation	5,092,248	-	5,292,248	-	5,545,581
Consulting fees	-	-	79,605	-	101,205
Other	42,322	-	84,293	-	160,681
Total Expenses	5,374,543	24,250	5,936,092	48,500	6,579,882

Loss Before Other Income and
Provision for Income Taxes	(5,374,543)	(24,250)	(5,936,092)	(48,500)	(6,579,882)

Other Income
Interest Income - Related Party	4,313	4,313	8,626	4,313	21,56 4

Loss Before Provision for Income Taxes	(5,370,230)	(19,937)	(5,927,466)	(44,187)	(6,558,31 8 )

Provision for Income Taxes	-	-	-	-	-

Loss from Operations	(5,370,230)	(19,937)	(5,927,466)	(44,187)	(6,558,31 8)

Discontinued Operations
Loss from Operations of Disposed Subsidiaries, Net of Taxes	-	-	-	(10,245)	(10,245)
Loss from Disposal of Subsidiaries, Net of Taxes	-	-	-	(521,784)	(523,983)

Loss from Discontinued Operations	-	-	-	(532,029)	(534,228)

Net Loss for the Period	$(5,370,230)	$ (19,937)	$(5,927,466)	$(576,216)	$(7,092,546)

EARNINGS PER SHARE

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	300,9 5 6,702	23,721,861	279,746,960	23,653,260	333,622,336

Earnings Per Common Share – Basic and Diluted
Loss from Operations	$ (0.02)	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.02)
Loss from Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.02)	(0.00)
Net Loss	$ (0.02)	$ (0.00)	$ (0.02)	$ (0.02)	$ (0.02)

TRUE PRODUCT ID, INC. (formerly ONTV, Inc.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Philadelphia, Pennsylvania

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
			Cumulative
			Since Reorganization
			(October 1, 2005
Six Months Ended December 31,	2006	2005	To December 31, 2006)

Cash Flows from Operating Activities

Net Loss for the Period	$(5,927,466)	$(576,216)	$ (7,092,546)

Adjustments to Reconcile Net Loss for the Period To Net Cash Flows from Operating Activities:

Amortization	29,946	-	47,415
Stock based compensation	4,892,248	-	4,892,248
Issuance of common stock for consulting fees	62,500	-	62,500
Loss on Disposal of Subsidiaries	-	521,784	523,983
Loss from Operations of Disposed Subsidiaries	-	10,245	10,425

Changes in Assets and Liabilities:
Interest Receivable - Related Party	(8,625)	(4,313)	(21,563)
Accounts Payable and Accrued Expenses	951,925	-	1,490,746
Accrued Expenses - Related Party	-	48,500	87,500

Net Cash Flows From Operating Activities	528	-	528

Cash Flows from Investing Activities
Cash and Cash Equivalents in Disposed Subsidiaries	-	(48,624)	(50,823)

Net Change in Cash and Cash Equivalents	528	(48,624)	(50,291)

Cash and Cash Equivalents - Beginning Year	-	50,823	50,823

Cash and Cash Equivalents - End of Period	$ 528	$ 2,199	$ 528

TRUE PRODUCT ID, INC. (formerly ONTV, Inc.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Philadelphia, Pennsylvania

CONSOLIDATED STATEMENTS OF CASH FLOWS – continued
Cumulative
Since Reorganization
(October 1, 2005
Year Ended December 31,	2006	2005	To December 31, 2006

NON-CASH INVESTING AND FINANCING ACTIVITIES

Sale of Subsidiary via the Issuance of Note Receivable	$ -	$300,000	$ 300,000

Issuance of Common and Preferred Stock for Acquisition of Technology License	$ -	$ —	$ 598,927

Assets and Liabilities Transferred to Related Party
in Connection with Sale of Subsidiaries:
Cash and Cash Equivalents	$ -	$ 48,624	$ 50,823
Inventory	$ -	$ 296,544	$ 296,544
Property and Equipment	$ -	$ 54,189	$ 54,189
Accounts Receivable - Related Party	$ -	$ 37,850	$ 37,850
Deposits	$ -	$ 6,667	$ 6,667
Due from Officer	$ -	$ 82,193	$ 82,193
Intangible Assets	$ -	$ 260,542	$ 260,542
Investments in Affiliates	$ -	$ 107,561	$ 107,561
Accounts Payable and Accrued Expenses	$ -	$(210,769)	$ (210,769)
Debt	$ -	$ (6,321)	$ (6,321)
Due to Related Party	$ -	$ 137,240	$ 137,240
Treasury Stock	$ -	$ 17,709	$ 17,709

TRUE PRODUCT ID, INC. (formerly ONTV, Inc.)

(A DELAWARE CORPORATION)

PHILADELPHIA, PENNSYLVANIA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -   BASIS OF PRESENTATION

The condensed consolidated financial statements of True Product ID, Inc. & Subsidiaries (formerly ONTV, Inc.) (the ”Company”) included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

NOTE B -   DISCONTINUED OPERATIONS

In September 2005, the stockholders of the Company approved the sale of the Seen OnTV, Inc. subsidiary, along with all of the Company’s assets associated with the operations of Seen OnTV, Inc., which included all of the other wholly-owned subsidiaries, to the Company’s Former President, Daniel M. Fasano.  In return, Mr. Fasano has agreed to pay the Company $300,000, through a Note Receivable bearing interest at 5.75% annually, and assume responsibility of all of the Company’s liabilities, including all potential outstanding litigation liabilities, except for any amounts owed to Mr. Fasano for accrued and unpaid compensation and amounts owed to Seen OnTV, Inc. by ONTV, Inc.  In addition, 25% of the net, after-tax income from the operations of Seen OnTV, Inc will be paid to ONTV, Inc. until the purchase price, plus accrued interest, is paid in full.  As a result of this sale, ONTV, Inc. had no subsidiaries or revenue generating operations.

NOTE C -   CHANGE IN CONTROL

On March 16, 2006, the Company acquired a Technology License (“License”) from Sure Trace Security Corporation (“STC”) for an initial term of five years, with an automatic renewal for an additional five years.  The License grants the Company the worldwide rights to manufacture and sell products using STC’s “anti-counterfeiting technology”.  In exchange for this License, the Company issued 52,349,249 shares of common stock and 16,000 shares of preferred stock, valued in total at $598,927.  The License will be amortized as a charge to operations on a straight-line method over the ten-year term of the License.

Estimated annual amortization expense for the five years succeeding March 31, 2006 is as follows:

2007	2008	2009	2010	2011
$ 59,893	$ 59,892	$ 59,893	$ 59,893	$ 59,893

On March 21, 2006, Daniel M. Fasano, Former President and Director, sold 20,000 shares of the Series A Preferred Stock owned and under his control, to STC, a related party.

As a result of the above transactions, there has been a change in control of the Company, as STC owned and/or controlled 78.8% of the outstanding common stock voting rights of the Company as of March 21, 2006.

An additional 154,919,125 shares were issued for the purchase of the technology license.

The outstanding preferred shares were cancelled.

On May 25, 2006 the stockholders of STC were issued  a stock dividend of 1 share of True Product ID, Inc. (TPDI) (formerly ONTV, Inc.)  for every 19 shares of STC (SSTY) that each STC stockholder owned.

NOTE D -   EMPLOYMENT AGREEMENTS

In March 2006, the Company entered into a Services Agreement with James MacKay (“MacKay”), where MacKay will serve as the Company’s Chairman of the Board of Directors for a three-year term, with annual compensation of $300,000. At December 31, 2006 Mr. MacKay is owed $237,500 representing all compensation earned by him since he joined the Company. On November 13, 2006 Mr. MacKay vested 39,559,961 shares of the Company’s common stock as part of the aforementioned Services Agreement.  The common shares of the Company’s stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,769,197, which was expensed in the quarter ending December 31, 2006.  Mr. MacKay’s common shares vested to him prior to the vesting of common shares to Mr. Bendis.

In March 2006, the Company entered into an Executive Employment Agreement with Richard A. Bendis (“Bendis”), where Bendis will serve as the Company’s President and Chief Executive Officer for a three-year term, with annual compensation of $500,000.  At December 31, 2006 Mr. Bendis is owed $395,833 representing all compensation earned by him since he joined the Company.  Additionally, accrued liabilities include $60,078 representing unreimbursed employee expenditures primarily for travel.  On November 13, 2006 Mr. Bendis vested 30,329,303 shares of the Company’s common stock as part of the aforementioned Executive Employment Agreement.  The common shares of the Company’s stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,123,051 which was expensed in the quarter ending December 31, 2006.

NOTE E -   EQUITY MATTERS

On May 4, 2006, the Company amended the articles of incorporation to change the name of the Corporation to True Product ID, Inc. (formerly ONTV, Inc.).

On May 4, 2006, the Company also amended the articles of incorporation to increase the authorized shres of common stock from 100,000,000 to 1,000,000,000, of which 800,000,000 shares are designated as Class A and 200,000,000 shares are designated as Class B.

On May 8, 2006, the Company declared a 2 for 1 forward stock split of the Company’s common stock, to be effective on May 23, 2006

NOTE F – SUBSEQUENT EVENT

Restructuring Agreement

On January 4, 2007 the Company entered into a Restructuring Agreement with Sure Trace Security Corporation (“SSTY”), Sure Trace Asia Limited (“STA”), and William Chan (“Chan”) (the “Restructuring Agreement”); and (2) an Amendment to the March 21, 2006 SSTY-Fasano Agreement entered into on January 4, 2007 between the Company, SSTY, and Fasano, (the “Amended Payment Agreement”).

Pursuant to the Restructuring Agreement, the Company acquired a 40% ownership interests in a Chinese joint venture company named True Product ID Technology (Beijing) Limited (the “Chinese Joint Venture”), held by SSTY, STA, and Chan.  The remaining 60% ownership interest in the Chinese Joint Venture is held by unrelated Chinese entities.

Under the Restructuring Agreement:

(a)  SSTY agreed:

(i)  to terminate in its entirety the March 16, 2006 licensing agreement  between SSTY and the Company (then known as ONTV, Inc.),  wherein SSTY licensed to TPID certain contractual rights of SSTY in exchange for, inter alia, a royalty, and certain payments to SSTY and others and repayment, so that the Company has no liability (past, present, and future) thereunder; and

(ii)  to strike and negate in its entirety Article I and Article V, Section 5.02 (the “Stricken Provisions”) of the March 17, 2006 Agreement to Issue Stock for Technology License between SSTY and the Company (then known as ONTV, Inc.) (“March 17 Agreement”),so that as of January 4, 2007, the Company has no obligation (past, present, and future) under the March 17, 2006 Agreement to issue shares of the Company to SSTY in addition to the shares SSTY had already received and had distributed to its shareholders as a dividend.

(b)  The Company agreed:

(i)  to pay SSTY a royalty in the amount of 2% of its gross receipts which the Company actually receives and collects from customers outside China, Hong Kong, and Macau for a period of 2 years commencing as of January 4, 2007;

(ii)  to pay SSTY all reasonable, direct out-of-pocket expenses SSTY incurred and/or paid on the Company’s behalf after the Registrant ceased being a subsidiary of SSTY, provided that such post-spinout expenses are substantiated by original invoices and other proper documentation;

(iii)  to assume, pursuant to the Amended Payment Agreement,  all outstanding payments owed by SSTY to the former control block holder of ONTV, Inc. (Fasano), which relates to the acquisition of ONTV.  As of August 2006, SSTY owed Fasano $285,000, excluding certain interest and penalties, plus 6 million common shares of the Company, which SSTY had previously agreed post-SSTY’s acquisition of ONTV but pre-spinout, in return for, inter alia, Fasano agreeing to waive $85,000 of the balance owed by SSTY and all interest and penalties on the $85,000.  Under the Amended Payment Agreement, the Company has agreed [a] to pay Fasano $100,000 by January 31, 2007; $185,000 by March 31, 2007; and interest and penalties by June 30, 2007 and [b] to assume SSTY’s obligation to issue Fasano 6 million common shares of the Registrant.  If the Company timely makes payments under the Amended Payment Agreement, the amount of such penalties and interest is $34,410; in the event that the Company fails to make timely payments under the Amended Payment Agreement, interest will accrue on the unpaid portions at 25% simple interest per annum.

(d)  Pay SSTY, on an interest-free basis, within 3 years of the effective date of the Restructuring Agreement $1,130,000, minus the amount of penalties and interest TPID must pay the former control block holder under the Amended Payment Agreement (the “Subject Payment”).  TPID is also obligated to make the following prepayments towards the Subject Payment: (a) $50,000 upon receipt of the first $1 million of investment raised by TPID after January 4, 2007; and (b) 25% of any investment raised by TPID after the initial $1 million investment. The obligations of SSTY to make the Subject Payment are secured by a security interest in the Registrant’s ownership interest in Chinese Joint Venture until the Subject Payment is paid in full.  SSTY is authorized to file the appropriate UCC-1 financing statements to perfect such a security interest in all appropriate jurisdictions.

Under the Restructuring Agreement, SSTY and the Company further agreed, to non-competition provisions in which (1) SSTY in general agreed not to compete with the Registrant in the anti-counterfeiting and/or product authentication business; and (2) the Company agreed in general not to compete with SSTY in the geo-tracking-related business or any business related to All-in-One-Key.

The Effective Date of the Restructuring Agreement is the earlier of (a) February 18, 2007, (b) upon the conclusion of aspects, if any, of the ongoing investigation by the Securities and Exchange Commission relating to SSTY which may affect the transactions contemplated in the Restructuring Agreement.  The SEC commenced a formal investigation of SSTY in August 2005, which remained ongoing during the period when SSTY acquired and owned the controlling interest in the Registrant and delivered the shares it held in the Registrant as a dividend to SSTY stockholders.  As part of the investigation, the SEC Staff has questioned whether the delivery of the shares to SSTY shareholders required registration with the SEC.

Bridge Financing

On January 17, 2007 the Company closed an initial bridge financing with a private investor for $500,000; a portion of these proceeds will go to fulfill existing orders in China; and the Company has sent a representative from the US to Beijing to work with its Chinese joint venture partner to fulfill these orders.

The financing took the form of a convertible note with an 8% interest rate. Additionally, investors will receive warrants to purchase additional shares of Company's common stock at a price per share equal to the price per share of the shares issued in the First Equity Financing, with 20% warrant coverage if the bridge converts within 4 months; 35% warrant coverage if the bridge converts within 8 months; and 50% warrant coverage if the bridge converts after 8 months.  The “First Equity Financing” is defined as the first financing following the date of Closing in which the Company sells preferred stock or other equity securities and obtains net proceeds (including debt conversion) in an amount not less than $2 million (including the conversion of the Debt).The warrants shall have a seven-year exercise period.

The Debt (including accrued interest) shall automatically convert into the Company’s preferred stock issued in connection with the closing of the First Equity Financing at 100% of the price per share paid to the Company for such securities.

If the Debt does not convert in connection with a First Equity Financing on or before the Maturity Date, the Debt shall be converted into shares of the Company’s common stock at a price equal to the average closing price per share for the 30 day period preceding the Maturity Date.

The maturity dates is the earliest to occur of (i) the date of closing of the First Equity Financing, (ii) the date of the closing of a merger or reorganization of the Company with or into any other entity, or a sale of all or substantially all of the assets of the corporation, or any other transaction or series of related transactions in which the Company’s stockholders immediately prior to such transaction(s) own immediately after such transaction(s) less than fifty percent (50%) of the equity securities of the surviving corporation or its parent or (iii) any time after the second anniversary of the date of Closing.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

On January 17, 2007 the Company closed an initial bridge financing with a private investor for $500,000; a portion of these proceeds will go to fulfill orders in China and to enhance the ability of the Company and its Chinese joint venture partner and their facilities and staff to address growing opportunities for our products and services in China and elsewhere.

On a related front, the Company took a step in its restructuring efforts by entering into the January 4, 2007 Restructuring Agreement with Sure Trace Security Corporation, Sure Trace Asia Limited, and William Chan.  This initial restructuring effort resulted in the Company’s acquisition of an initial 40% interest in our Chinese joint venture, which strengthens the Company’s operations and revenue recognition ability, and which will enable East and West to develop stronger working relationships.  Further, it completes the steps envisioned months ago whereby the Company is not and can now grow separate and totally independent from Sure Trace Security Corporation and Sure Trace Asia Limited.  The Company is continuing to further its restructuring efforts in China.

Given the strategic alliances already formed there, China and its tremendous market remain the immediate focus and priority for the Company.  The Company however is also cultivating the United States and European markets and is pursuing similar government and industry strategic alliances in the U.S. and Europe.  The Company continues to take the necessary precautions to protect our intellectual property through patent applications and to make certain that our technology continues to evolve and be state of the art.

Among the industries/applications in China which the Company and its Chinese joint venture partner have been approached to use our technology are: (1) automobile, motorcycles, and automobile/motorcycle parts and auto insurance policies and other documentations; (2) cigarettes; (3) currency, checks, and other financial documentation; (4) computer software, hardware, and other electronics; (5) national welfare and sports lottery tickets; (6) government records and other items, such as property records, official invoices, and military uniforms; (7) sports tickets; (8) soft drink, liquor, and other beverages; (9) art and antiques; and (10) building-related materials.

Our cash balance as of December 31, 2006 was $528.  This was obviously before the receipt of the initial bridge financing discussed above.  Since the change in control of the Company on March 16, 2006 the employees of the Company have not received any payroll.  It is the Company’s intention to seek strategic partnerships that result in an infusion of cash into the Company.

Based upon our business plan for the current year, we do not expect that significant expenditures for the purchase of plant and equipment or research and development as our existing products are not labor intensive.  We expect that our existing cash balances and cash flows from operations (as of December 31, 2006) will be not be sufficient to finance our working capital and capital expenditure requirements through Fiscal 2007. We intend to seek capital via the sale of shares in the equity markets or from cash generated from product licensing transactions.  However, if events occur or circumstances change such that we fail to meet our operating plan as expected, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources.  If additional financing is needed, we cannot be assured that such financing will be available on commercially reasonable terms or at all.

In March 2006, we entered into a Services Agreement with James MacKay (“MacKay”), where MacKay will serve as our Chairman of the Board of Directors for a three-year term, with annual compensation of $300,000. At December 31, 2006 Mr. MacKay is owed $237,500 representing all compensation earned by him since he joined us. On November 13, 2006 Mr. MacKay vested 39,559,961 shares of our common stock as part of the aforementioned Services Agreement.  Our common shares closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,769,197, which was expensed in the quarter ending December 31, 2006.  Mr. MacKay’s common shares vested to him prior to the vesting of common shares to Mr. Bendis.

In March 2006, we entered into an Executive Employment Agreement with Richard A. Bendis (“Bendis”), where Bendis will serve as our President and Chief Executive Officer for a three-year term, with annual compensation of $500,000.  At December 31, 2006 Mr. Bendis is owed $395,833 representing all compensation earned by him since he joined us. Additionally, accrued liabilities include $60,078 representing unreimbursed employee expenditures primarily for travel.  On November 13, 2006 Mr. Bendis vested 30,329,303 shares of our common stock as part of the aforementioned Executive Employment Agreement.  Our common stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of  $2,123,051, which was expensed in the quarter ending December 31, 2006.

ITEM 3.  CONTROLS AND PROCEDURES

Richard A.  Bendis, the Company's  Chief  Executive  and  Principal  Financial Officer,  has evaluated the effectiveness of the Company's  disclosure  controls and  procedures  as of the end of the period  covered by this  report and in his opinion,  the Company's  disclosure controls and procedures ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared,  so as to allow timely decisions regarding required disclosure.  To the knowledge of Mr. Bendis there has not been any change in the Company's  internal  controls over  financial  reporting  during the  quarter  ended  December 31,  2006 that has materially affected, or is reasonably likely to materially affect, the Company's controls.

                                    PART III

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K

 (a)    Exhibits

Number	Title
31.1	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2007		True Product ID, Inc.

	/s/	Richard A. Bendis Richard A. Bendis President & CEO