Form 10QSB
period 2007-03-31
TRUE PRODUCT ID, INC.
filed 2007-05-15
CIK 1011550

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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
Yes   X     No      .
    ----       -----

As of May 8, 2007 there were 339,622,336 shares of the registrant's Common Stock outstanding.

Indicated by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act). Yes     No  X
                                    ---    ----

TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)

(A DELAWARE CORPORATION)

PHILADELPHIA, PENNSYLVANIA



TABLE OF CONTENTS
--------------------------------------------------------------------------------


Consolidated Balance Sheets at March 31, 2007 (Unaudited) and
June 30, 2006                                                                F-2

Consolidated Statements of Operations for the Three Months Ended
March 31, 2007 and 2006 (Unaudited)                                          F-3

Consolidated Statements of Operations for the Nine Months Ended
March 31, 2007 and 2006 (Unaudited)                                          F-4

Consolidated Statements of Cash Flows for the Nine Months Ended
March 31, 2007 and 2006 (Unaudited)                                          F-5

Notes to Consolidated Financial Statements                                   F-6




TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS
=======================================================================================================================
                                                                                (UNAUDITED)
                                                                                 MARCH 31,                June 30,
                                                                                    2007                    2006
-----------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                                     $          58,030       $             -
Prepaid Expenses                                                                          1,225                     -
-----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                     59,255                     -

Fixed Assets - Net of Accumulated Depreciation                                            7,850                     -
Interest Receivable - Related Party                                                      25,876                12,938
Investment in and Loans to Chinese Joint Venture                                      2,347,500                     -
Note Receivable - Related Party                                                         300,000               300,000
Technology License - Net of Accumulated Amortization                                    536,539               581,458
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $3,277,020              $894,396
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                          $        954,439       $       538,821
Related Party Loan                                                                       50,000                     -
Note Payable                                                                            219,410                     -
-----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                             1,223,849               538,821

OTHER LIABILITIES
Note Payable - SSTY                                                                   1,095,590
Accrued Expenses - Related Party                                                        521,500               521,500
Due to Related Party                                                                    176,240               176,240
-----------------------------------------------------------------------------------------------------------------------
CONVERTIBLE DEBENTURE                                                                   500,000                     -
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     3,517,179             1,236,561
-----------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock:  $.001 Par; 1,000,000,000 Shares Authorized;
339,622,336 and 254,712,096 Shares Issued,
respectively; and 339,622,336 and 254,712,096
Shares Outstanding, respectively                                                        339,622               254,712
Additional Paid-In Capital                                                            7,614,913             1,425,075
Accumulated Deficit                                                                  (8,193,194)           (2,020,452)
-----------------------------------------------------------------------------------------------------------------------
                                                                                      (238,659)             (340,665)
Less: Stock Held in Trust                                                                 1,500                 1,500
=======================================================================================================================
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  (240,159)             (342,165)

=======================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $      3,277,020        $      894,396





TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
===================================================================================================================================

                                                                                                                    Cumulative
                                                    Three Months Ended March 31,   Nine Months Ended March 31,         Since
                                                                                                                  Reorganization
                                                                                                                 (October 1, 2005
                                                                                                                   to March 31,
                                                              2007           2006           2007           2006        2007)
-----------------------------------------------------------------------------------------------------------------------------------

REVENUES, NET OF RETURNS                           $             -   $           -   $          -   $           -   $            -
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Amortization and Depreciation                               15,314           2,496         45,260           2,496            62,729
Payroll and Payroll Taxes                                        -              -              -           48,500            87,500
Technology License Fee                                           -               -        450,000               -           637,500
Officer and Director Compensation                          200,000          33,333      5,492,248          33,333         5,745,581
Consulting fees                                                  -               -         79,605               -           101,205
Other                                                       26,469               -        110,762               -           187,150
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                             241,783          35,829      6,177,875          84,329         6,821,665
-----------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE OTHER INCOME AND
 PROVISION FOR INCOME TAXES                               (241,783)        (35,829)    (6,177,875)        (84,329)       (6,821,665)

OTHER INCOME / (EXPENSE)
Interest Expense                                           (8,000)               -         (8,000)              -            (8,000)
Interest Income - Related Party                             4,507            4,312         13,133           8,625            26,071
-----------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                   (245,276)         (31,517)    (6,172,742)        (75,704)       (6,803,594)

Provision for Income Taxes                                       -               -              -               -                 -
-----------------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                      (245,276)        (31,527)    (6,172,742)        (75,704)       (6,803,594)
-----------------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS
Loss from Operations of Disposed Subsidiaries, Net               -               -              -         (10,245)          (10,245)
of Taxes
Loss from Disposal of Subsidiaries, Net of Taxes                 -               -              -        (521,784)         (523,983)
-----------------------------------------------------------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS                                -               -              -        (532,029)         (534,228)
-----------------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                            $       (245,276)  $    (31,517)  $  (6,172,742) $    (607,733)  $    (7,337,822)
===================================================================================================================================
EARNINGS PER SHARE
===================================================================================================================================
Weighted Average Number of Common                       339,289,003      33,028,394    299,016,572     26,736,406       339,622,336
Shares Outstanding - Basic and Diluted

Earnings Per Common Share - Basic and Diluted
  Loss from Operations                             $        (0.00)   $      (0.00)  $      (0.02)   $      (0.00)   $         0.02)
  Loss from Discontinued    Operations                      (0.00)          (0.00)         (0.00)         (0.02)             (0.00)
-----------------------------------------------------------------------------------------------------------------------------------
Net Loss                                           $        (0.02)   $      (0.00)  $      (0.02)   $      (0.02)   $        (0.02)
===================================================================================================================================





TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
=========================================================================================================
                                                                                             Cumulative
                                                                                               Since
                                                                                           Reorganization
                                                                                            (October 1,
                                                                                               2005
                                                                                            To March 31,
Nine Months Ended March 31,                                          2007            2006      2007)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD                                        $(6,172,742)   $  (607,733)   $(7,337,822)

ADJUSTMENTS TO RECONCILE NET LOSS FOR THE PERIOD TO NET CASH
FLOWS FROM OPERATING ACTIVITIES:

Depreciation and amortization                                       45,260          2,496         62,729
Stock based compensation                                         4,892,248           --        4,892,248
Issuance of common stock for consulting fees                        62,500           --           62,500
Loss on Disposal of Subsidiaries                                      --          521,784        523,983
Loss from Operations of Disposed Subsidiaries                       10,245
                                                                                     --           10,245

CHANGES IN ASSETS AND LIABILITIES:
Prepaid Expenses                                                    (1,225)          --           (1,225)
Interest Receivable - Related Party                                (12,938)        (8,625)       (25,876)
Accounts Payable and Accrued Expenses                            1,053,118         33,333      1,591,939
Accrued Expenses - Related Party                                      --           48,500         87,500
=========================================================================================================
NET CASH FLOWS FROM OPERATING ACTIVITIES                          (133,779)          --         (133,779)
=========================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Convertible Debentures                       500,000           --          500,000
Loan from Related Party                                             50,000           --           50,000
Payment of Note Payable                                           (100,000)          --         (100,000)
=========================================================================================================
NET CASH FLOWS FROM INVESTING ACTIVITIES                           450,000           --          450,000
=========================================================================================================
=========================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in and loan to Chinese Joint Venture                   (250,000)          --         (250,000)
Purchase of Fixed Assets                                            (8,191)          --           (8,191)
Cash and Cash Equivalents in Disposed
Subsidiaries                                                          --          (48,624)       (50,823)
=========================================================================================================
NET CASH FLOWS FROM INVESTING ACTIVITIES                          (258,191)       (48,624)      (309,014)
=========================================================================================================
NET CHANGE IN CASH AND CASH EQUIVALENTS                             58,030        (48,624)         7,207

Cash and Cash Equivalents - Beginning Year                            --           50,823         50,823
=========================================================================================================
CASH AND CASH EQUIVALENTS - END OF PERIOD                      $    58,030    $     2,199    $    58,030






TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA


CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
=========================================================================================================================
                                                                                                          Cumulative
                                                                                                     Since Reorganization
                                                                                                       (October 1, 2005
Nine Months Ended March 31,                                                2007            2006       To March 31, 2007
-------------------------------------------------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
=========================================================================================================================

ISSUANCE OF COMMON STOCK AS PART OF CONSULTING AGREEMENT            $    62,500      $        -         $       62,500

ISSUANCE OF COMMON STOCK AND NOTES PAYABLE AND ELIMINATION          $ 2,097,500      $        -         $    2,097,500
OF ACCRUED ROYALTY AS PART OF ACQUISITION OF 40% INTEREST IN
CHINESE JOINT VENTURE

ISSUANCE OF COMMON STOCK TO EXECUTIVE OFFICERS AS PART OF           $ 4,892,248      $        -         $    4,892,248
SERVICES AND EMPLOYMENT AGREEMENTS

ISSUANCE OF COMMON STOCK AND NOTES PAYABLE AND ELIMINATION          $         -      $2,097,500         $    2,097,500
OF ACCRUED ROYALTIES AS PART OF SSTV RESTRUCTURING AGREEMENT

SALE OF SUBSIDIARY VIA THE ISSUANCE OF NOTE RECEIVABLE              $         -      $  300,000         $      300,000

ISSUANCE OF COMMON AND PREFERRED STOCK FOR ACQUISITION OF           $         -      $  598,927         $      598,927
TECHNOLOGY LICENSE

ASSETS AND LIABILITIES TRANSFERRED TO RELATED PARTY
  IN CONNECTION WITH SALE OF SUBSIDIARIES:
  Cash and Cash Equivalents                                         $  -             $   48,624         $       50,823
  Inventory                                                         $  -             $  296,544         $      296,544
  Property and Equipment                                            $  -             $   54,189         $       54,189
  Accounts Receivable - Related Party                               $  -             $   37,850         $       37,850
  Deposits                                                          $  -             $    6,667         $        6,667
  Due from Officer                                                  $  -             $   82,193         $       82,193
  Intangible Assets                                                 $  -             $  260,542         $      260,542
  Investments in Affiliates                                         $  -             $  107,561         $      107,561
  Accounts Payable and Accrued Expenses                             $  -             $ (210,769)        $    (210,769)
  Debt                                                              $  -             $  (6,321)         $      (6,321)
  Due to Related Party                                              $  -             $  137,240         $      137,240
  Treasury Stock                                                    $  -             $   17,709         $       17,709
=========================================================================================================================


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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, " which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not anticipate that the adoption of FIN 48 will have a material effect on the Company's results of operations, cash flows, or financial condition.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for the Company's fiscal year beginning July 1, 2007. We do not anticipate that the adoption of SFAS No. 157 will have a material effect on the Company's results of operations, cash flows, or financial condition.


In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. SAB 108 is effective for the Company's fiscal year ending June 30, 2007. The adoption of SAB 108 did not have a material effect on the Company's results of operations, cash flows, or financial condition.


On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing this standard is as follows:

"to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions." The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Statement 159 is effective as of the beginning of the Company's fiscal 2008 (July 1, 2007).. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We do not anticipate that the adoption of FASB Statement 159 will have a material effect on the Company's results of operations, cash flows, or financial condition.

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

Estimated annual amortization expense for the five years succeeding March 31, 2007 is as follows:

                   2007        2008        2009        2010             2011
           -----------------------------------------------------------------
                $59,893     $59,893     $59,893     $59,893          $59,893
           =================================================================

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

In May 2006 the stockholders of STC were issued a stock dividend of 1 share of True Product ID, Inc. (TPDI) (formerly ONTV, Inc.) for every 19 shares of STC
(SSTY) that each STC stockholder owned. The Payable Date for these dividend shares was May 30, 2006. The Payable Date was the date the Company's transfer agent issued and mailed the stock dividend certificates to STC shareholders as of the May 25, 2006 Record Date.


NOTE D - EMPLOYMENT AGREEMENTS

Starting March 2006, James MacKay ("MacKay") agreed to serve as the Company's Chairman of the Board of Directors for a three-year term with an annual compensation of $300,000. As reported in the Company's Form 10-KSB/A filed

November 13, 2006, the Company and MacKay entered into a formal consulting agreement, memorializing their arrangement on November 11, 2006. A copy of MacKay's November 11, 2006 Consulting Agreement with the Company is attached as an exhibit to the Company's November 13, 2006 Form 10-KSB/A. At March 31, 2007 Mr. MacKay is owed $312,500 representing all compensation earned by him since he joined the Company. On November 13, 2006 Mr. MacKay vested 39,559,961 shares of the Company's common stock as part of the aforementioned Services Agreement. The common shares of the Company's stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,769,197, which was expensed in the quarter ending December 31, 2006. Mr. MacKay's common shares vested to him prior to the vesting of common shares to Mr. Bendis.

On March 12, 2007, James MacKay resigned as the interim Chairman of the Board and a director of the Company and the Company's Chief Executive Officer and President, Richard A. Bendis, has replaced Mr. MacKay as the Chairman of the Board. Mr. MacKay will continue to support the Company's initiatives in China and elsewhere.

In March 2006, the Company entered into an Executive Employment Agreement with Richard A. Bendis ("Bendis"), where Bendis will serve as the Company's President and Chief Executive Officer for a three-year term, with annual compensation of $500,000. At March 31, 2007 Mr. Bendis is owed $520,833 representing all compensation earned by him since he joined the Company. Additionally, accrued liabilities include $33,437 representing unreimbursed employee expenditures primarily for travel. On November 13, 2006 Mr. Bendis vested 30,329,303 shares of the Company's common stock as part of the aforementioned Executive Employment Agreement. The common shares of the Company's stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,123,051, which was expensed in the quarter ending December 31, 2006.

On March 31, 2007, Mr. Bendis loaned the Company $50,000 on a short-term basis to cover current working capital requirements. It is expected that this loan will be repaid from the proceeds from financings contemplated in the fourth quarter of fiscal 2007.

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

NOTE F - RESTRUCTURING AGREEMENT


On January 4, 2007 the Company entered into a Restructuring Agreement with Sure Trace Security Corporation ("SSTY"), Sure Trace Asia Limited ("STA"), and William Chan ("Chan") (the "Restructuring Agreement"); and (2) an Amendment to the March 21, 2006 SSTY-Fasano Agreement entered into on January 4, 2007 between the Company, SSTY, and Fasano, (the "Amended Payment Agreement"). These material events were reported in the Company's Form 8-K filed on January 10, 2007, to which a copy of the Restructuring Agreement and Amended Payment Agreement were attached as exhibits.


Pursuant to the Restructuring Agreement, the Company acquired a 40% ownership interest in a Chinese joint venture company named True Product ID Technology (Beijing) Limited (the "Chinese Joint Venture"), held by SSTY, STA, and Chan. The remaining 60% ownership interest in the Chinese Joint Venture is held by unrelated Chinese entities.

Under the Restructuring Agreement:

(a) SSTY agreed:

(i) To terminate in its entirety the March 16, 2006 licensing agreement between SSTY and the Company (then known as ONTV, Inc.), wherein SSTY licensed to TPID certain contractual rights of SSTY in exchange for, inter alia, a royalty, and certain payments to SSTY and others and repayment, so that the Company has no liability (past, present, and future) thereunder (accrued royalties of $637,500 were therefore eliminated as part of the accounting for this transaction); and

(ii) To strike and negate in its entirety Article I and Article V, Section 5.02 (the "Stricken Provisions") of the March 17, 2006 Agreement to Issue Stock for Technology License between SSTY and the Company (then known as ONTV, Inc.) ("March 17 Agreement"),so that as of January 4, 2007, the Company has no obligation (past, present, and future) under the March 17, 2006 Agreement to issue shares of the Company to SSTY in addition to the shares SSTY had already received and had distributed to its shareholders as a dividend.



(b) The Company agreed:

(i) To pay SSTY a royalty in the amount of 2% of its gross receipts which the Company actually receives and collects from customers outside China, Hong Kong, and Macau for a period of 2 years commencing as of January 4, 2007. As the were no gross receipts through March 31, 2007, no royalty was recorded for this period;

(ii) To pay SSTY all reasonable, direct out-of-pocket expenses SSTY incurred and/or paid on the Company's behalf after the Registrant ceased being a subsidiary of SSTY, provided that such post-spinout expenses are substantiated by original invoices and other proper documentation;

(iii) To assume, pursuant to the Amended Payment Agreement, all outstanding payments owed by SSTY to the former control block holder of ONTV, Inc. (Fasano), which relates to the acquisition of ONTV. As of August 2006, SSTY owed Fasano $285,000, excluding certain interest and penalties, plus 6 million common shares of the Company, which SSTY had previously agreed post-SSTY's acquisition of ONTV but pre-spinout, in return for, inter alia, Fasano agreeing to waive $85,000 of the balance owed by SSTY and all interest and penalties on the $85,000. Under the Amended Payment Agreement, the Company has agreed [a] to pay Fasano $100,000 by January 31, 2007; $185,000 by March 31, 2007; and interest and penalties by June 30, 2007 and [b] to assume SSTY's obligation to issue Fasano 6 million common shares of the Registrant (valued at $1,320,000 on January 6, 2007, the issue date of the stock). If the Company timely makes payments under the Amended Payment Agreement, the amount of such penalties and interest is $34,410; in the event that the Company fails to make timely payments under the Amended Payment Agreement, interest will accrue on the unpaid portions at 25% simple interest per annum. A note payable of $319,410 was recorded to reflect this assumed liability and a $100,000 payment was made in January 2007 against this note payable. TPID is currently in default of the payment due March 31, 2007 and plans to make the required payment from the next round of financing received by TPID.

(iv) Pay SSTY, on an interest-free basis, within 3 years of the effective date of the Restructuring Agreement $1,130,000, minus the amount of penalties and interest TPID must pay the former control block holder under the Amended Payment Agreement (the "Subject Payment"). TPID is also obligated to make the following prepayments towards the Subject Payment: (a) $50,000 upon receipt of the first $1 million of investment raised by TPID after January 4, 2007; and (b) 25% of any investment raised by TPID after the initial $1 million investment. The obligations of SSTY to make the Subject Payment are secured by a security interest in the Registrant's ownership interest in Chinese Joint Venture until the Subject Payment is paid in full. SSTY is authorized to file the appropriate UCC-1 financing statements to perfect such a security interest in all appropriate jurisdictions. A note payable of $1,095,590 note payable was recorded to reflect this obligation. The recorded amount is net of the $34,410 of penalties and interest reflected in the note payable discussed in the previous paragraph.

Under the Restructuring Agreement, SSTY and the Company further agreed, to non-competition provisions in which (1) SSTY in general agreed not to compete with the Registrant in the anti-counterfeiting and/or product authentication business; and (2) the Company agreed in general not to compete with SSTY in the geo-tracking-related business or any business related to All-in-One-Key.

The Effective Date of the Restructuring Agreement is the earlier of (a) February 18, 2007, (b) upon the conclusion of aspects, if any, of the ongoing investigation by the Securities and Exchange Commission relating to SSTY which may affect the transactions contemplated in the Restructuring Agreement. The SEC commenced a formal investigation of SSTY in August 2005, which remained ongoing during the period when SSTY acquired and owned the controlling interest in the Registrant and delivered the shares it held in the Registrant as a dividend to SSTY stockholders. As part of the investigation, the SEC Staff has questioned whether the delivery of the shares to SSTY shareholders required registration with the SEC. The Effective Date of the Restructuring Agreement was subsequently determined to be February 18, 2007.

The total value of the transaction is $2,097,500 and is recorded on the balance sheet as investment in the Chinese Joint Venture Company, which is included as part of long term assets. In future quarters, the Company will recognize their proportionate share of the Chinese Joint Venture Company's income or loss subsequent to the Effective Date discussed in the aforementioned paragraph. The Company will recognize such equity income/loss in the Chinese Joint Venture Company upon receipt and review of all the relevant financial information from the Chinese Joint Venture Company.

SUBSEQUENT EVENTS
-----------------

On May 11, 2007 the Company entered into an acquisition agreement (the "Acquisition Agreement") with Sichuan Valencia Trading Limited ("SVTL"), a Chinese limited liability company duly organized under Chinese law.

Immediately prior to the execution of the Acquisition Agreement, SVTL owned 20% of the total interests, rights, assets, shares, and/or other ownership interests of True Product ID Technology (Beijing) Limited, formerly known as Sure Trace Technology (Beijing) Limited (the "Chinese JV Company"), a Chinese technology limited liability corporation duly formed and organized under Chinese law (the "SVTL 20% Chinese JV Interest"). Under the Acquisition Agreement, SVTL sold to the Company the STVL 20% Chinese JV Interest in return for 100 million restricted common shares of the Company. As set forth in more detail in the Acquisition Agreement and prior SEC filings, the 100 million shares was less than 50% of the approximately 209 million shares provided as a dividend to shareholders of TPID US' former parent, Sure Trace Security Corporation, which resulted in TPID US' being a separate independent entity entitled to receive approximately 42.5% of the revenues of the Chinese JV Company. With its January 2007 acquisition of 40% of the Chinese JV Company and the acquisition of the SVTL 20% Chinese JV Interest, the Company now owns 60% of the total ownership interests of the Chinese JV Company, allowing the Company to, among other things, recognize 100% of the revenues of the Chinese JV Company in accordance with applicable consolidation, revenue recognition, accounting, and other principles, guidelines and standards.

Under the Acquisition Agreement, SVTL representative, Sergio da Luz, was appointed to the Company's Board of Directors, and SVTL agreed to, inter alia, standard non-competition and confidentiality provisions.

A copy of the Acquisition Agreement is attached as an exhibit to the Company's Form 8-K filed May 14, 2007.


NOTE G - BRIDGE FINANCING

On January 17, 2007 the Company closed an initial bridge financing with a private investor for $500,000; a portion of these proceeds will go to fulfill existing orders in China; and the Company has sent a representative from the US to Beijing to work with its Chinese joint venture partner to fulfill these orders.

The financing took the form of a convertible note with an 8% interest rate. Additionally, investors will receive warrants to purchase additional shares of Company's common stock at a price per share equal to the price per share of the shares issued in the First Equity Financing, with 20% warrant coverage if the bridge converts within 4 months; 35% warrant coverage if the bridge converts within 8 months; and 50% warrant coverage if the bridge converts after 8 months. The "First Equity Financing" is defined as the first financing following the date of Closing in which the Company sells preferred stock or other equity securities and obtains net proceeds (including debt conversion) in an amount not less than $2 million (including the conversion of the Debt). The warrants shall have a seven-year exercise period.

The Debt (including accrued interest) shall automatically convert into the Company's preferred stock issued in connection with the closing of the First Equity Financing at 100% of the price per share paid to the Company for such securities.

If the Debt does not convert in connection with a First Equity Financing on or before the Maturity Date, the Debt shall be converted into shares of the Company's common stock at a price equal to the average closing price per share for the 30day period preceding the Maturity Date.

The  maturity  date is the  earliest  to occur of (i) the date of closing of the
First Equity Financing, (ii) the date of the closing of a merger or reorganization of the Company with or into any other entity, or a sale of all or substantially all of the assets of the corporation, or any other transaction or series of related transactions in which the Company's stockholders immediately prior to such transaction(s) own immediately after such transaction(s) less than fifty percent (50%) of the equity securities of the surviving corporation or its parent or (iii) any time after the second anniversary of the date of Closing.

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

On a related front, the Company took a step in its restructuring efforts by entering into a January 4, 2007 Restructuring Agreement with Sure Trace Security Corporation, Sure Trace Asia Limited and William Chan. This initial restructuring effort resulted in the Company's acquisition of an initial 40% interest in the Chinese Joint Venture Company, which strengthens the Company's operations and revenue recognition ability, and which will enable East and West to develop stronger working relationships. Further, it completes the steps envisioned months ago whereby the Company can now grow separate and totally independent from Sure Trace Security Corporation and Sure Trace Asia Limited. The Company is continuing to further its restructuring efforts in China. A copy of the Restructuring Agreement is attached as an exhibit to the Company's Form 8-K filed January 10, 2007.

The Restructuring Agreement provided, among other things, that the Company issue 6,000,000 shares of our common stock (valued at $1,320,000), assume a liability of approximately $319,000 of which $100,000 paid in the third fiscal quarter against the liability, with the remainder due through June 30, 2007 and agreed to pay SSTV approximately $1.2 million within three years of the date of the Restructuring Agreement. Additionally, the Restructuring Agreement provided that the Company is not obligated to pay SSTV any accrued royalties, which resulted in the reversal of $637,500 previously accrued. The net effect of this was to record an approximate $2.1 million investment in joint venture for our 40% interest.

In January 2007, subsequent to our acquisition of the 40% interest in the Chinese Joint Venture Company we provided the Chinese Joint Venture Company $250,000 to help support operations in China.

As set forth above, on May 11, 2007 the Company entered into the Acquisition Agreement with SVTL for an additional 20% ownership interest in the Chinese JV Company.

Immediately prior to the execution of the Acquisition Agreement, SVTL owned 20% of the total interests, rights, assets, shares, and/or other ownership interests of the Chinese JV Company. Under the Acquisition Agreement, SVTL sold to the Company the STVL 20% Chinese JV Interest in return for 100 million restricted common shares of the Company. With its January 2007 acquisition of 40% of the Chinese JV Company and the acquisition of the SVTL 20% Chinese JV Interest, the Company now owns 60% of the total ownership interests of the Chinese JV Company, allowing the Company to, among other things, recognize 100% of the revenues of the Chinese JV Company in accordance with applicable consolidation, revenue recognition, accounting, and other principles, guidelines and standards.


Given the strategic alliances already formed there, China and its tremendous market remain the immediate focus and priority for the Company. The Company however is also cultivating the United States and European markets and is pursuing similar government and industry strategic alliances in the U.S. and Europe. Our technology continues to gain respect and recognition in China and with organizations and potential customers and applications in China. As reported on the website sponsored by the Association of Chinese Anti-Counterfeiting Technology, www.21cata.com.cn, our technology was recently recognized by representatives from the Chinese Ministry of Public Security. As reported on the Chinese Joint Venture's website, the Company's technology also received a favorable initial assessment from the Chinese Ministry of Science and Technology. For more information, see the Chinese Joint Venture's website at www.trueproductid.com.

The Company continues to take the necessary precautions to protect our intellectual property through patent applications and to make certain that our technology continues to evolve and be state of the art. As reported in the Company's May 4, 2007 Form 8-K, the Chinese State Intellectual Property Office, acting as an International Preliminary Examining Authority (IPEA) under the Patent Cooperation Treaty (PCT), has issued a favorable International Search Report (ISR) with respect to the PCT application which the Chinese Joint Venture filed on August 2, 2006. In the ISR, the IPEA did not identify any publication that, alone or in combination, would prevent the invention as claimed from meeting the novelty and inventive step requirements for patentability under the PCT. While the ISR identified three publications (a Chinese patent, a US patent, and a published paper), each of these publications was classified as a "category A" publication designating it as "a document defining the general state of the art which is not considered to be of particular relevance." The application will be further examined at the national/regional stage, and additional publications affecting patentability may be identified at that time. The Company believes that the favorable ISR is a great development, bodes well for the future success of the application and the patentability of our technology, and represents a significant step in protecting its technology worldwide and in securing its place as a global leader in the authentication and anti-counterfeiting industry.

Among the industries/applications in China which the Company and its Chinese joint venture partner have been approached to use our technology are (1) automobile, motorcycles and automobile/motorcycle parts and auto insurance policies and other documentations; (2) cigarettes; (3) currency, checks, and other financial documentation; (4) computer software, hardware, and other electronics; (5) national welfare and sports lottery tickets; (6) government records and other items, such as property records, official invoices, and military uniforms; (7) sports tickets; (8) soft drink, liquor, and other beverages; (9) art and antiques; and (10) building-related materials.

Our cash balance as of March 31, 2007 was $58,030. The majority of the March 31, 2007 cash balance was due to a short-term loan in March 2007 from our President and Chief Executive Officer. Of the $500,000 raised in the January 2007 bridge financing; $250,000 was loaned to the joint venture to provide working capital, $100,000 was paid against the $319,000 assumed liability and the remainder of approximately $150,000 was utilized to pay accounts payable generated since the change in control in March 2006.

Since the change in control of the Company on March 16, 2006, the employees of the Company have not received any payroll. It is the Company's intention to seek strategic partnerships that result in an infusion of cash into the Company.

Based upon our business plan for the current year we do not expect that significant expenditures for the purchase of plant and equipment or research and development as our existing products are not labor intensive. We expect that our existing cash balances and cash flows from operations (as of March 31, 2007) will not be sufficient to finance our working capital and capital expenditures requirements through Fiscal 2007. We intend to seek capital via the sale of shares in the equity markets or from cash generated from product licensing transactions. However, if events occur or circumstances change such that we fail to meet our operating plan as expected, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we cannot be assured that such financing will be available on commercially reasonable terms or at all.

Starting March 2006, James MacKay ("MacKay") agreed to serve as the Company's Chairman of the Board of Directors for a three-year term with an annual compensation of $300,000. As reported in the Company's Form 10-KSB/A filed November 13, 2006, the Company and MacKay entered into a formal consulting agreement, memorializing their arrangement, on November 11, 2006. A copy of MacKay's November 11, 2006 Consulting Agreement with the Company is attached as an exhibit to the Company's November 13, 2006 Form 10-KSB/A. At March 31, 2007 Mr. MacKay is owed $312,500 representing all compensation earned by him since he joined the Company. On November 13, 2006 Mr. MacKay vested 39,559,961 shares of the Company's common stock as part of the aforementioned Services Agreement. The common shares of the Company's stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,769,197, which was expensed in the quarter ending December 31, 2006. Mr. MacKay's common shares vested to him prior to the vesting of common shares to Mr. Bendis.

On March 12, 2007, James MacKay resigned as the interim Chairman of the Board and a director of the Company and that the Company's Chief Executive Officer and President, Richard A. Bendis, has replaced Mr. MacKay as the Chairman of the Board. Mr. MacKay will continue to support the Company's initiatives in China and elsewhere.

In March 2006, we entered into an Executive Employment Agreement with Richard A. Bendis ("Bendis"), where Bendis will serve as our President and Chief Executive Officer for a three-year term, with annual compensation of $500,000. At March 31, 2007 Mr. Bendis is owed $520,833 representing all compensation earned by him since he joined us. Additionally, accrued liabilities include $33,437 representing unreimbursed employee expenditures primarily for travel. On November 13, 2006 Mr. Bendis vested 30,329,303 shares of our common stock as part of the aforementioned Executive Employment Agreement. Our common stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,123,051, which was expensed in the quarter ending December 31, 2006.

ITEM 3.  CONTROLS AND PROCEDURES

Richard A. Bendis, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and in his opinion, the Company's disclosure controls and procedures ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Bendis there has not been any change in the Company's internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's controls.

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



                                    True Product ID, Inc.

May 14, 2007                        /s/ Richard A. Bendis
                                        -----------------
                                        Richard A. Bendis
                                        Chairman of the Board, President & CEO