Form 10KSB
period 2007-06-30
TRUE PRODUCT ID, INC.
filed 2007-10-02
CIK 1011550

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES  EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2007

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
Yes  X      No   .
    ---       ---

The aggregate market value of the voting stock held by non-affiliates of the registrant was $50,043,350 as of December 31, 2006, computed on the basis of the average of the bid and asked prices on such date.

The registrant's revenues for the year ended June 30, 2007 were $-0-.

As of September 28, 2007 there were 450,622,336 shares of the registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicated by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the  Exchange  Act). Yes     No  X
                                       ---    ---

DOCUMENTS  INCORPORATED  BY REFERENCE
Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

True Product ID, Inc. (the "Company" or the "Corporation") produces integrators for anti-counterfeiting and security surveillance applications and is a provider of integrated tracking devices. The Company delivers turnkey solutions for governments, armed forces, and industry, through its own proprietary technology and through aggregating the technology, products, and services of third parties via licensing agreements and/or joint ventures.

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

BUSINESS

The Company plans to be the world leader in the provision of anti-counterfeiting, brand and product authentication, and security products and services. The Company's authentication solution is an integrated management system based on synthetic taggant technology, in which specific taggants are formulated to tag target objects for identification and authentication. Our higher end solutions also employ a proprietary supporting computer database and application (KMAC) to manage inspections, as well as collect and analyze data from scanners in the field for trend spotting and responsive action. To best serve its customers' needs, especially in China, and to best penetrate certain global markets, in addition to its own technologies, the Company has also explored and is pursuing strategic relationships with companies in the United States and Europe with complimentary anti-counterfeiting technology and continues to explore the technology market for novel anti-counterfeiting solutions in addition to taggant or scanning technology.

The  Company's  authentication  management  system  is  comprised  of a suite of world-class technologies, representing years of empirical research and application to the business of authentication. The Company's technology is both focused on commercial and civil applications, and applies to a wide range of businesses plagued by piracy and IP violations, everything from cigarettes to pharmaceuticals, and from auto parts to currency, The Company's cutting-edge technology ultimately provides commercial or government end-users with the authentication technology needed to protect brand integrity and revenue capture from piracy and to help monitor, manage and address quality and safety issues during the global supply chain..

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

The customized information of a given tagged object is stored in KMAC, the Company's proprietary data management system. This system is able to detect all information related to the identity of the tagged object at any time or location with extremely high accuracy.

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

STRATEGY

See Item 6 below. Management's Discussions and Analysis of Financial Condition and Results of Operation.

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

Ink Based Taggant competitors include:

o      TraceTag International
o      Inksure Technologies Inc.
o      Sun Chemical
o      Dupont Authentication Systems (DAS_

DNA competitors include:

o      Applied DNA Sciences, Inc.
o      TraceTag International

Synthetic DNA competitors include:

o      DNA Technologies, Inc.
o      identify GmbH
o      ID Global

Traceless Technology competitors include:

o      Eastman Kodak

Microtaggant competitors include:

o      Microtrace LLC
o      Authentix

INTELLECTUAL PROPERTY

Currently, the Company has filed an application for a patent with the State Intellectual Property Office of the People's Republic of China (No. 200510089020.1) filed August 3, 2005 for the "Method and Apparatus Using Chemical Elemental Taggant and the Chemical Elemental Taggant"

Additionally, the Company has filed an application for a patent with the Patent Cooperation Treaty (No. PCT/CN2006/001946) filed August 2, 2006 for the "Method for Tagging and Detecting Articles and Apparatus thereof". In May 2007, the
Chinese State Intellectual Property Office, acting as an International Preliminary Examining Authority (IPEA) under the Patent Cooperation Treaty
(PCT), has issued a favorable International Search Report (ISR) with respect to the PCT application. In the ISR, the IPEA did not identify any publication that, alone or in combination, would prevent the invention as claimed from meeting the novelty and inventive step requirements for patentability under the PCT. While the ISR identified three publications (a Chinese patent, a US patent, and a published paper), each of these publications was classified as a "category A" publication designating it as "a document defining the general state of the art which is not considered to be of particular relevance." The application will be further examined at the national/regional stage, and additional publications affecting patentability may be identified at that time. The Company believes that the favorable ISR, especially since it was issued by the Chinese State Intellectual Property Office as the IPEA, bodes well for the future success of the application and represents a significant step in protecting our technology worldwide and in securing TPID's place as a global leader in the authentication and anti-counterfeiting industry.

The Company also has its KMAC proprietary computerized database system where new plug-ins are continually developed to support interfacing with customer database systems as well as any new potential scanners in the market place and real time reporting to the central KMAC system.

EMPLOYEES

As of June 30, 2007, we had two employees based in the United States and forty-four employees based in China.

WEB SITE POSTINGS

Our annual report on Form 10-KSB and quarterly reports on Form 10-QSB filed with the U.S. Securities and Exchange Commission are available to the public free of charge through its website as soon as reasonably practicable after making such filings. Our website can be accessed at the following address: www.tpid.net. The website of our Chinese joint venture company affiliate, True Product ID Technology (Beijing) Limited ("TPID Beijing"), can be accessed at www.trueproductid.com The information found on our and TPID Beijing's website or that may be accessed through our and TPID Beijing's website is not part of this report and is not incorporated herein by this reference.


ITEM 2. PROPERTIES

As of June 30, 2007, we lease certain office space for our executive offices in Philadelphia totaling 300 square feet and an office consisting of 13,000 square feet in Beijing China for that operation.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


Our common stock is traded on the OTC Bulletin Board (Symbol: TPDI) and the information presented for the following periods reflects the high and low bid information as reported by the OTC Bulletin Board. Our common stock began trading on the OTC Bulletin Board in the fourth quarter of fiscal 2006. The prices below may not represent actual transactions. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions.

                                MARKET PRICE RANGE
                                    FISCAL 2007                 FISCAL 2006
                                    -----------                 -----------

                               HIGH            LOW

     First Quarter          $  0.210         $ 0.100
     Second Quarter         $  0.199         $ 0.026
     Third Quarter          $  0.250         $ 0.100
     Fourth Quarter         $  0.170         $ 0.050       $0.380       $  0.160

At September 28, 2007, we had 2,685 stockholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, our audited financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-KSB.

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

The Company's Current Strategy and Priorities
---------------------------------------------

The Company's current priority is to solidify its strategic position and opportunities in China. Many of the goods in the world are manufactured in China. That includes both Chinese manufacturers and multinational corporations. That includes goods manufactured in China for both the domestic Chinese market and for export. As such, China and its government and industries face many of the more significant challenges associated with counterfeiting and product safety, which the Company seeks to address through its technology. It is China where the Company and its Chinese joint venture affiliate have earned the respect of government and industry. As reported on the website sponsored by the Association of Chinese Anti-Counterfeiting Technology, www.21cata.com.cn, our technology was recently recognized by representatives from the Chinese Ministry of Public Security. As reported on TPID Beijing's website, our technology also received a favorable initial assessment from the Chinese Ministry of Science and Technology. It is China where the Company and its Chinese joint venture affiliate are working with government and industry on significant anti-counterfeiting, safety, and other initiatives and where the Company's technology has been designated and/or registered as an exclusive or preferred technology in connection with those initiatives. It is China where the Company through its Chinese joint venture affiliate has entered into significant contracts. The Company's immediate priority is to begin fulfilling and generating revenues from China contracts.

The National Contract with AQSIQ To Mark Chinese Liquefied Natural Gas Container
--------------------------------------------------------------------------------
and Special Equipment
---------------------

As reported in its press release on August 27, 2007, the Company, through its Chinese joint venture affiliate, entered into a contract with the National Quality Inspection Department of the State General Administration for Quality Supervision, Inspection and Quarantine of the People's Republic of China ("AQSIQ"), to develop a national safety/security system for China's liquefied natural gas and other pressurized canisters and other special equipment.

According to its website (www.aqsiq.gov.cn), AQSIQ is a ministerial administrative organ directly under the State Council of the People's Republic of China in charge of national quality, metrology, entry-exit commodity inspection, entry-exit health quarantine, entry-exit animal and plant quarantine, import-export food safety, certification and accreditation, standardization, as well as administrative law-enforcement. AQSIQ is considered the Chinese counterpart to the United States Consumer Product Safety Commission. See The U.S. Consumer Product Safety Commission-AQSIQ Joint Statement on Enhancing Consumer Product Safety dated September 11, 2007, available at http://www.cpsc.gov/cpscpub/prerel/prhtml07/07305.pdf.

The AQSIQ Contract follows an AQSIQ Circular to every quality and technical supervision bureau in all provinces, autonomous regions and municipalities under the control of the Chinese Central Government. The AQSIQ Circular sets out a 5-year AQSIQ National Security/Safety Plan to protect against the illegal production, circulation, and use of certain "special equipment" (the "Plan"). AQSIQ's mission in the Circular is, among other things, to protect public safety from safety accidents and other risks caused by counterfeit and substandard "special equipment." Among the "special equipment" referenced in the AQSIQ Circular are liquefied gas tanks, oxygen tanks, and other pressurized containers and pipes, elevators, lift machinery; and equipment at large recreational facilities and automobile plants.

In its Circular, AQSIQ has explicitly designated our technology and our Chinese joint venture company affiliate as the exclusive technology and technology provider to help AQSIQ develop, implement and administer its National Security/Safety Plan. Under the AQSIQ Circular, TPID Beijing is to help AQSIQ develop national special equipment security identification standards (the "standards"), a special equipment identification information security management system (the "management system"), and a special equipment security/safety logo (the "logo").

As a result of the Circular, AQSIQ has entered into a Project Cooperation Agreement with the Company's Chinese joint venture company affiliate (Contract No. 0076180). ASQIQ subsequently entered into supplementary provisions to the Project Cooperation Agreement in connection with the initial phase of AQSIQ's National Security/Safety Plans relating to liquefied natural gas containers (the "LNG Contract").

Under the LNG Contract, TPID Beijing is to provide and apply a security logo to all LNG containers in China. According to Chinese government statistics, the total number of LNG containers in China is currently over 130 million and is expected to increase in quantity by 10% every year. Under the LNG Contract, TPID Beijing is to receive a fixed taggant price per LNG container. The specific taggant price per LNG container is not being disclosed due to its proprietary nature.

Under the LNG Contract, TPID Beijing is to provide 50,000 units of one of its highly proprietary scanners and 15,000 units of another of its highly proprietary scanners to approximately 20,000 LNG gas stations, 30,000 special equipment manufacturers, and 40,000 "platforms" in China. Under the LNG Contract, TPID Beijing is to receive a fixed price per scanner, with a different fixed price for each type of scanner. The specific price per scanner is not being disclosed due to its proprietary nature.

Finally, under the LNG Contract, TPID Beijing is to establish a security management information system for 50,000 enterprises. Under the LNG Contract, TPID Beijing is to receive a fixed price per enterprise. The specific price per enterprise is not being disclosed due to its proprietary nature. According to



AQSIQ,  among such enterprises and platforms include 5,016 enterprises in charge of  manufacturing  LNG  containers  and  other  pressurized  containers,  14,995 enterprises in charge of charging LNG containers, 8,747 enterprises in charge of manufacturing,  installing, reequipping and repairing boilers, and approximately
1,823 institutes in the Chinese state quality  inspection system which check LNG containers.

Since AQSIQ's Circular,  Project  Cooperation  Agreement and LNG Contract,  TPID
Beijing and AQSIQ have met and  continue to meet on a routine  basis to develop,
coordinate,   and  implement  AQSIQ's  National   Safety/Security  Plan  and  in
particular as the Plan initially pertains to LNG containers. The initial revenue projections  set  forth by  AQSIQ in the LNG  Contract  (as  corrected  to fix a mathematical miscalculation in the original Chinese version of the LNG Contract)
to mark the 130 million LNG  containers  (at a fixed  price per  container),  to provide  the  50,000  and  15,000  proprietary  scanners  (at fixed  prices  per scanner),  and to develop a security  management  information  system for 50,000 enterprises (at a fixed price per enterprise) total 2,720,000,000  Chinese Yuan, which equates to over US$362,000,000.

Subsequent (yet ongoing) consultations between AQSIQ and TPID Beijing have produced the following latest gross revenue projections:

Year                                        Gross Revenue in Chinese Yuan               Gross Revenue in US Dollars
                                                                                        (based on www.xe.com exchange rate on
                                                                                        09-27-07 of US$1=0.133094 RMB)

Year 1                                      801,800,000                                 106,714,769.20
------------------------------------------- ------------------------------------------- ---------------------------------------
Year 2                                      1,612,250,000                               214,580,801.50
------------------------------------------- ------------------------------------------- ---------------------------------------
Year 3                                      2,815,770,000                               374,762,092.38
------------------------------------------- ------------------------------------------- ---------------------------------------
Year 4                                      2,686,930,000                               357,614,261.42
------------------------------------------- ------------------------------------------- ---------------------------------------
Year 5                                      2,054,400,000                               273,428,313.60
------------------------------------------- ------------------------------------------- ---------------------------------------
TOTAL                                       9,971,150,000                               1,327,100,238.10
------------------------------------------- ------------------------------------------- ---------------------------------------

These revenue projections included not only LNG containers, but also oxygen tanks, fixed pressure containers, boilers and other items. They were based on specific unit prices and number of items provided by AQSIQ per year for each of the five years to mark LNG tanks, fixed pressured containers, tank car and oxygen space, and boilers. They were based on specific unit prices and number of items provided by AQSIQ per year for each of the five years for three specific types of scanners and for automatic marking equipment and intellectual charging equipment. They were based on specific unit prices and number of items provided by AQSIQ per year for each of the five years for software sales associated with system building and client-side software. The number of items were based on certain Chinese official publications including Special Equipment Statistics
Data  Publication  of 2005  published  on April 7, 2007,  the Special  Equipment
Statistics  Data  Publication  of 2006  published on June 18,  2007,  and Safety
Status White Book of State Special Equipment published in July 2007. These are all AQSIQ publications. The revenue projections were based on the information in the following chart:






-----------------------------------------------------------------------------------------------------
Time    Category    Name                       Number of Units
-----------------------------------------------------------------------------------------------------

The    The fee for  LNG Container                         20 million
first  marking the
year   special
       equipment
-----------------------------------------------------------------------------------------------------
                    Fixed pressure container              0
-----------------------------------------------------------------------------------------------------
                    Tank car and Oxygen space             0
-----------------------------------------------------------------------------------------------------
                    Boiler                                0
-----------------------------------------------------------------------------------------------------
                    Mark for checking gas bottles         0
----------------------------------------------------------------------------------------------------
       Intellectual TPID Scanner                          3000
       Scanner
-----------------------------------------------------------------------------------------------------
                    TPID Scanner                          200
-----------------------------------------------------------------------------------------------------
                    TPID Scanner                          25000
-----------------------------------------------------------------------------------------------------
                    Automatic marking equipment           400
-----------------------------------------------------------------------------------------------------
                    Intellectual charging equipment       10000
-----------------------------------------------------------------------------------------------------
       Software     System building                       3
       sales        Client-side software                  6040
-----------------------------------------------------------------------------------------------------
TOTAL GROSS REVENUE                                       801,800,000 Chinese Yuan/
                                                          US$106,714,769.20

-----------------------------------------------------------------------------------------------------
TIME    CATEGORY    NAME                     NUMBER OF UNITS
-----------------------------------------------------------------------------------------------------
THE     THE FEE FOR LNG CONTAINER                         30 MILLION
SECOND  MARKING THE
YEAR    SPECIAL
        EQUIPMENT
-----------------------------------------------------------------------------------------------------
                    FIXED PRESSURE CONTAINER              0
-----------------------------------------------------------------------------------------------------
                    TANK CAR AND OXYGEN SPACE             0
-----------------------------------------------------------------------------------------------------
                    BOILER                                0
-----------------------------------------------------------------------------------------------------
                    MARK FOR CHECKING LNG CONTAINER       0
-----------------------------------------------------------------------------------------------------
       INTELLECTUAL TPID SCANNER                          5000
       SCANNER
-----------------------------------------------------------------------------------------------------
                    TPID SCANNER                          250
-----------------------------------------------------------------------------------------------------
                    TPID SCANNER                          62500
 ----------------------------------------------------------------------------------------------------
                    AUTOMATIC MARKING EQUIPMENT           500
-----------------------------------------------------------------------------------------------------
                    INTELLECTUAL CHARGING EQUIPMENT       25000
-----------------------------------------------------------------------------------------------------
        SOFTWARE    SYSTEM BUILDING                       5
        SALES       CLIENT-SIDE SOFTWARE                  15050
-----------------------------------------------------------------------------------------------------
 TOTAL GROSS REVENUE                                       1,612,250,000 CHINESE YUAN/
                                                          US$214,580,801.50
-----------------------------------------------------------------------------------------------------





-----------------------------------------------------------------------------------------------------
TIME   CATEGORY    NAME                                   NUMBER OF UNITS
-----------------------------------------------------------------------------------------------------
THE    THE FEE FOR LNG CONTAINER                          40 MILLION
THIRD  MARKING THE
YEAR   SPECIAL
       EQUIPMENT
-----------------------------------------------------------------------------------------------------
                   FIXED PRESSURE CONTAINER               1.923 MILLION
-----------------------------------------------------------------------------------------------------
                   TANK CAR AND OXYGEN SPACE              31 THOUSAND
-----------------------------------------------------------------------------------------------------
                   BOILER                                 186 THOUSAND
-----------------------------------------------------------------------------------------------------
                   MARK FOR CHECKING LNG CONTAINER        0
-----------------------------------------------------------------------------------------------------
       INTELLECTUALTPID SCANNER                           7000
       SCANNER
-----------------------------------------------------------------------------------------------------
                   TPID SCANNER                           150
-----------------------------------------------------------------------------------------------------
                   TPID SCANNER                           125000
-----------------------------------------------------------------------------------------------------
                   AUTOMATIC MARKING EQUIPMENT            300
-----------------------------------------------------------------------------------------------------
                   INTELLECTUAL CHARGING EQUIPMENT        50000
-----------------------------------------------------------------------------------------------------
       SOFTWARE    SYSTEM BUILDING                        10
       SALES       CLIENT-SIDE SOFTWARE                   30030
-----------------------------------------------------------------------------------------------------
TOTAL GROSS REVENUE                                       2,815,770,000 CHINESE YUAN/
                                                          US$374,614,261.42

-----------------------------------------------------------------------------------------------------
TIME   CATEGORY    NAME                                   NUMBER OF UNITS
-----------------------------------------------------------------------------------------------------
THE    THE FEE FOR LNG CONTAINER                          50 MILLION
FOURTH MARKING THE
YEAR   SPECIAL
       EQUIPMENT
-----------------------------------------------------------------------------------------------------
                   FIXED PRESSURE CONTAINER               69 THOUSAND
-----------------------------------------------------------------------------------------------------
                   TANK CAR AND OXYGEN SPACE              2 THOUSAND
-----------------------------------------------------------------------------------------------------
                   BOILER                                 186 THOUSAND
-----------------------------------------------------------------------------------------------------
                   MARK FOR CHECKING LNG CONTAINER        20MILLION
-----------------------------------------------------------------------------------------------------
      INTELLECTUAL TPID SCANNER                           0
      SCANNER
-----------------------------------------------------------------------------------------------------
                   TPID SCANNER                           1300
-----------------------------------------------------------------------------------------------------
                   TPID SCANNER                           100000
-----------------------------------------------------------------------------------------------------
                   AUTOMATIC MARKING EQUIPMENT            1300
-----------------------------------------------------------------------------------------------------
                   INTELLECTUAL CHARGING EQUIPMENT        40000
-----------------------------------------------------------------------------------------------------
       SOFTWARE    SYSTEM BUILDING                        8
       SALES       CLIENT-SIDE SOFTWARE                   25300
-----------------------------------------------------------------------------------------------------
TOTAL GROSS REVENUE                                       2,686,930,000 CHINESE YUAN/
                                                          US$357,614,261.42
-----------------------------------------------------------------------------------------------------





-----------------------------------------------------------------------------------------------------
TIME   CATEGORY    NAME                    NUMBER OF UNITS
-----------------------------------------------------------------------------------------------------
THE    THE FEE FOR GAS BOTTLE                             80 MILLION
FIFTH  MARKING THE
YEAR   SPECIAL
       EQUIPMENT
-----------------------------------------------------------------------------------------------------
                   FIXED PRESSURE CONTAINER               72 THOUSAND
------------------------------------------------------------------------------------------------------
                   TANK CAR AND OXYGEN SPACE              2 THOUSAND
------------------------------------------------------------------------------------------------------
                   BOILER                                 186 THOUSAND
------------------------------------------------------------------------------------------------------
                   MARK FOR CHECKING GAS BOTTLES          30 MILLION
------------------------------------------------------------------------------------------------------
       INTELLECTUALTPID SCANNER                           0
       SCANNER
------------------------------------------------------------------------------------------------------
                   TPID SCANNER                           823
------------------------------------------------------------------------------------------------------
                   TPID SCANNER                           62375
------------------------------------------------------------------------------------------------------
                   AUTOMATIC MARKING EQUIPMENT            823
------------------------------------------------------------------------------------------------------
                   INTELLECTUAL CHARGING EQUIPMENT        24950
------------------------------------------------------------------------------------------------------
       SOFTWARE    SYSTEM BUILDING                        7
       SALES       CLIENT-SIDE SOFTWARE                   15793
------------------------------------------------------------------------------------------------------
TOTAL GROSS REVENUE                                       2,054,400,000 CHINESE YUAN/
                                                          US$273,428,313.60

Continued consultation and coordination between AQSIQ and TPID Beijing are ongoing and the revenue projections are subject to change and revisions as such coordination and consultation continue.

Under AQSIQ's supplementary provisions and project cooperation agreement, TPID Beijing is to: (a) begin marking LNG containers in the first year and finish marking them in three years; (b) begin marking other fixed pressure containers in the third year and finish marking them in one year; and (c) begin marking boilers in the third year and finish marking them in three years.

Under AQSIQ's Circular and Project Cooperation Agreement, the initial phase of Plan starts LNG containers in the designated pilot areas of Beijing (referenced by AQSIQ as the site of the 2008 Olympics) and Guangdong Province. Beijing, China's capital, has a population of over 14 million. Guangdong Province has a population of over 110 million. To implement the Beijing/Guangdong Pilot Phase, TPID Beijing will use SDNA taggant developed by the Company as well as three types of highly developed scanners developed by the Company. The Company and TPID BJ may supplement its technology with technology from several prominent technology companies in the United States and Europe.

Preliminarily, based on consultations with AQSIQ to date, to begin to implement the Beijing/Guangdong Pilot Phase, TPID Beijing has determined the estimated amount of producing lines, scanners and related software needed; projects that it will initiate manufacture and coordinate the technology team by early November; and projects that the trial work will take approximately six months, at which time it believes that it will have completed the development of the national security logo standard and can begin implementation of the security logo standard throughout China beyond Beijing and Guangdong. Based on consultations with AQSIQ to date, TPID Beijing projects that the expenses associated with the Beijing/Guangdong Pilot Phase will run approximately 15 million Chinese Yuan or approximately US$2 million. As stated above, the latest gross revenue projections for year one of the AQSIQ contract is 801,800,000 Chinese Yuan or US$106,714,769.20, which includes, but is not limited to, the Beijing/Guangdong Pilot Phase.

Regarding technological implementation for the Beijing/Guangdong Pilot Phase, TPID Beijing will utilize scanners developed by the Company. At the same time, TPID Beijing may supplement the Company's technology with technology from several prominent technology companies in the United States and Europe. TPID
Beijing will also utilize its SDNA taggant, which may have to be produced outside China.

Regarding funding to implement the Beijing/Guangdong Pilot Phase and beyond, TPID has met with and received significant interest from several prominent and well-funded entities in China with significant government relationships. These entities are not only interested in funding implementation of the entire AQSIQ Contract but are also interested in using TPID's technologies to help anti-counterfeit their own products and the products of other companies or organizations. TPID has also met with potential funders in and from the U.S., Hong Kong, and other parts of Asia.

Also, in August 2007, our Chinese joint venture affiliate entered into an agreement with the Beijing China Printing & Calligraphy Collector Association to apply taggant information technology to calligraphy and painting artworks and jointly establish the service platform for the authentication management system of the calligraphy and painting artworks in China. The agreement extends until April 12, 2012.

RISK FACTORS: RISKS RELATED TO OPERATING A BUSINESS IN THE PEOPLE'S REPUBLIC OF CHINA ("PRC")

Joint ventures such as TPID Beijing are subject to general risks of operating in the PRC. These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC. The economy of the PRC differs significantly from the economies of the western industrialized nations in such respects as structure, level of development, growth rate, capital reinvestment, repatriation, resource allocation, self-sufficiency, rate of inflation and balance of payment positions, among others. The PRC government encourages substantial private economic activities, but this has only been the case since the early 1990's. Recent pronouncements in the PRC were enacted to facilitate foreign investment in certain segments of Chinese industries which to date were primarily reserved for Chinese-owned or Chinese state-owned enterprises. Moreover, recent pronouncements were enacted to facilitate the ability of Western entities to either hold a majority interest in a Chinese joint venture company or to form a wholly-owned foreign-owned enterprise. Given the recent nature of these pronouncement, it remains to be see how uniformly they will be enforced and interpreted throughout China. Further, despite the recent pronouncements, when a western entity is involved in significant Chinese government-related initiatives as the Company is, there remains advantages to forming a Sino-Western joint venture to build the type of relationships needed to secure and effectuate such government-related initiatives.

The Chinese economy has experienced significant growth in the past several years, but such growth has been uneven among various sectors of the economy and geographic regions. On one hand, China's development and growth have presented opportunities for the Company. The Company and its Chinese joint venture company affiliate have been designated to help Chinese government and industry address issues and challenges precipitated by such development and growth. On the other hand, such development and growth may present risks to entities operating a business in the PRC such as the Company and its Chinese joint venture company affiliate and their contracts and other opportunities in China. Because of the challenges created by such growth, the PRC government has indicated and taken certain steps to control such growth and address such challenges. Actions by the PRC government to control inflation, for example, have restrained economic expansion in the recent past across several industrial sectors. Similar and continued actions by the PRC government in the future could have a significant adverse effect on domestic economic condition in the PRC.

While there have been tremendous strides since its admission into the WTO, the PRC's comprehensive system of laws is still developing and evolving, and enforcement of existing laws at many different government levels may be uncertain, sporadic, and not uniform. There have been many laws and regulations promulgated in recent years dealing with economic matters in general and foreign investment in general.

There is no guarantee that there will not be any changes respecting Chinese government, economy, laws, and regulation which may adversely affect the Company and its Chinese joint venture company affiliate. There is no guarantee that Chinese Government may in the future enact regulatory, legal, economic and political regulations or policies which would adversely affect the Company and its Chinese joint venture company affiliate and the contracts and opportunities in China.

The Company's Continued Efforts in Non-China Markets
----------------------------------------------------

As stated above, the Company's immediate priority is to focus on solidifying its foothold in China, implementing its China contracts, especially the AQSIQ Contract, and generating revenues from its China contracts. Nonetheless, the Company continues its efforts to penetrate markets outside China. Its current strategy for non-China markets however is to enter into strategic relationships (whether in the form of a joint venture, licensing or other arrangement) with leading companies in certain markets outside China, which have developed their own technologies complimentary to the Company's, have established significant distribution networks in those markets, and have expressed an interest in distributing the Company's technologies in those markets. To that end, the Company has met with and received interest from companies with significant networks in India, the Philippines, Malaysia, Indonesia, Europe, the United States, and Canada. The Company's strategy is to benefit from those companies' already established distribution networks and operational capabilities in those markets, while minimizing the resources the Company itself would need to distribute and operate in those markets.

The Company's Funding Efforts
-----------------------------

On January 17, 2007, we closed an initial bridge financing with a private investor for $500,000; a portion of these proceeds went to fulfill orders in China and to enhance our ability and our Chinese joint venture partner and their facilities and staff to address growing opportunities for our products and services in China and elsewhere.

To date, other than the above bridge financing,  funding for the Company's China and US operations have predominantly come from The MacKay Group Limited ("MKG").
As  reported in the  Company's  Form 8-K filed  August 17,  2007,  according  to
financial   records  relating  to  TPID  Beijing,   to  date  MKG  has  advanced
approximately  US$1 million to or for TPID Beijing and its  anti-counterfeiting/
product   authentication   operations  and  anticipates   advancing   additional
significant funds to or for TPID Beijing.

As reported in the Company's August 17, 2007 Form 8-K, on August 15, 2007, MKG executed a binding term sheet to provide the Company with a line of credit of up to One Hundred Fifty Thousand Dollars (US$150,000) to help fund the initiatives and operations in China and the U.S. The terms and conditions were as follows:


o        Repayment Term: one (1) year commencing from the receipt of each tranche of Funds (the "Repayment Term");
         --------------

o        Interest: 12% compound interest per annum;
         --------

o        Prepayment: no prepayment without MKG's approval
         ----------

o        Convertibility:
         --------------

o At anytime during the Repayment Term, MKG has the right to convert the entire amount of principal and accrued interest or any portions thereof into shares of the Registrant at a share price equal to the lesser of: (a) the 70% of the share price at the close of the market as of receipt of funds; or (b) the terms extended by the Registrant to a funder making a total equity investment of at least US$2 million or in connection with a merger/acquisition or change in control (the "Convert
                  Rate");

o        Warrants:   The  Registrant  shall  issue  to  MKG  without  additional consideration  warrants  to  purchase  that  number  of  shares  of the
         Registrant's  common stock equal to the principal  amounts  advanced by
         MKG,  exercisable  at a share exercise price equal to the Convert Rate.
         The term for the warrants shall be five (5) years.


A copy of MKG's Binding Term Sheet regarding its line of credit is attached as an exhibit to the Company's August 17, 2007 Form 8-K.

As further reported in the Company's August 17, 2007 Form 8-K, MKG also executed on August 15, 2007 a memorandum of understanding ("MOU") with the Company, in which upon MKG's request, the Company will repay MKG for monies which MKG advanced to or for the Company or TPID Beijing, between May 30, 2006 and August 1, 2007, to help support TPID Beijing's operations in China (the "MKG Advanced China Funds"). To qualify for repayment, the MKG Advanced China Funds must be properly documented, must have been used solely for TPID JV and its operations related to the field of anti-counterfeiting and product authentication, and are subject to other requirements.

Under the MOU, MKG and the Company shall work in good faith to agree upon the repayment terms and conditions, which shall be memorialized in a definitive written agreement(s). The parties agree that the repayment arrangement shall come in the form of a convertible note with appropriate compound interest with warrants. The terms and conditions shall be, at a minimum, comparable to those the Company has given to funders as of August 1, 2007. In the event that MKG is provided repayment terms by the Company which are more advantageous than those extended to other funders as of August 1, the Company's arrangement with other funders as of August 1, 2007 should be modified to provide the other funders with the same terms and conditions given by the Company to MKG. A copy of the memorandum of understanding between the Company and MKG is attached as an exhibit to its August 17, 2007 Form 8-K.

As stated above, to implement the Beijing/Guangdong Pilot Phase of the AQSIQ Contract and beyond, TPID has met with and received significant interest from several prominent and well-funded entities in China with significant government relationships. These entities are not only interested in funding implementation of the entire AQSIQ Contract but are also interested in using TPID's technologies to help anti-counterfeit their own products and the products of other companies or organizations. TPID has also met with potential funders in and from the U.S., Hong Kong, and other parts of Asia.

The Company's Restructuring Efforts
-----------------------------------

On a related front, we took a step in our restructuring efforts by entering into a January 4, 2007 Restructuring Agreement with Sure Trace Security Corporation, Sure Trace Asia Limited and William Chan. This initial restructuring effort resulted in our acquisition of an initial 40% interest in the Chinese Joint Venture Company, which strengthens our operations and revenue recognition ability, and which will enable East and West to develop stronger working relationships. Further, it completes the steps envisioned months ago whereby we can now grow separate and totally independent from Sure Trace Security Corporation and Sure Trace Asia Limited. We continue to further our restructuring efforts in China. A copy of the Restructuring Agreement is attached as an exhibit to the Company's Form 8-K filed January 10, 2007.

The Restructuring Agreement provided, among other things, that we issue 6,000,000 shares of our common stock (valued at $1,320,000), assume a liability of approximately $319,000 of which $100,000 was paid in the third fiscal quarter against the liability, with the remainder due through June 30, 2007. We are currently in default of the payments due March 31, 2007 and June 30, 2007 and plan to make the required payments from the next round of financing we receive.

We also agreed to pay SSTY approximately $1.2 million within three years of the date of the Restructuring Agreement. The Restructuring Agreement provided however that we are not obligated to pay SSTY any accrued royalties, which resulted in the reversal of $637,500 previously accrued. The net effect of this was to record an approximate $2.1 million investment in joint venture for our 40% interest.

In January 2007, subsequent to our acquisition of the 40% interest in the Chinese Joint Venture Company, we provided the Chinese Joint Venture Company $250,000 to help support operations in China.

On May 11, 2007, we entered into the Acquisition Agreement with Sichuan Valencia Trading Limited ("SVTL") for an additional 20% ownership interest in the Chinese JV Company.

Immediately prior to the execution of the Acquisition Agreement, SVTL owned 20% of the total interests, rights, assets, shares, and/or other ownership interests of the Chinese JV Company. Under the Acquisition Agreement, SVTL sold to the Company the STVL 20% Chinese JV Interest in return for 100 million restricted common shares of the Company (valued at $15,500,000). With its January 2007 acquisition of 40% of the Chinese JV Company and the acquisition of the SVTL 20% Chinese JV Interest, we now own 60% of the total ownership interests of the Chinese JV Company, allowing us to, among other things, recognize 100% of the revenues of the Chinese JV Company in accordance with applicable consolidation, revenue recognition, accounting, and other principles, guidelines and standards.

Among the industries/applications in China which we have been approached to use our technology are (1) automobile, motorcycles and automobile/motorcycle parts and auto insurance policies and other documentations; (2) cigarettes; (3) currency, checks, and other financial documentation; (4) computer software, hardware, and other electronics; (5) national welfare and sports lottery tickets; (6) government records and other items, such as property records, official invoices, and military uniforms; (7) sports tickets; (8) soft drink, liquor, and other beverages; (9) art and antiques; and (10) building-related materials.

Our cash balance as of June 30, 2007 was $42,774. The majority of the June 30, 2007 cash balance was held in China by the Chinese Joint Venture, which we consolidate into our financial statements. Of the $500,000 raised in the January 2007 bridge financing; $250,000 was loaned to the joint venture to provide working capital, $100,000 was paid against the $319,000 assumed liability and the remainder of approximately $150,000 was utilized to pay accounts payable generated since the change in control in March 2006.

Since the change in control of the Company on March 16, 2006, the employees of the Company United States operation have not received any payroll. It is the Company's intention to seek strategic partnerships that result in an infusion of cash into the Company.

Based upon our business plan for the current year we do not expect that significant expenditures for the purchase of plant and equipment or research and development as our existing products are not labor intensive. We expect that our existing cash balances and cash flows from operations (as of June 30, 2007) will not be sufficient to finance our working capital and capital expenditures requirements through Fiscal 2008. We continue to seek strategic debt and equity investors and partners who share our vision and will invest in the long-term strategic vision of our ability to go forward. Additionally, we may generate cash via the sale of shares in the equity markets or from cash generated from product licensing transactions. However, if events occur or circumstances change such that we fail to meet our operating plan as expected, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. We cannot be assured that any form of such financing will be available on commercially reasonable terms or at all.

Starting March 2006, James MacKay ("MacKay") agreed to serve as our Chairman of the Board of Directors for a three-year term with an annual compensation of $300,000. As reported in our Form 10-KSB/A filed November 13, 2006, we entered into a formal consulting agreement with MacKay, memorializing our arrangement, on November 11, 2006. A copy of MacKay's November 11, 2006 Consulting Agreement with us is attached as an exhibit to our November 13, 2006 Form 10-KSB/A. At June 30, 2007 Mr. MacKay is owed $387,500 representing all compensation earned by him since he joined us. On November 13, 2006 Mr. MacKay vested 39,559,961 shares of our common stock as part of the aforementioned Services Agreement. The common shares of our stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,769,197, which was expensed in the quarter ending December 31, 2006. Mr. MacKay's common shares vested to him prior to the vesting of common shares to Mr. Bendis.

On March 12, 2007, James MacKay resigned as our interim Chairman of the Board and a director, our then Chief Executive Officer and President replaced Mr. MacKay as the Chairman of the Board. Mr. MacKay continued to support the Company's initiatives in China and elsewhere.

In March 2006, we entered into an Executive Employment Agreement with Richard A. Bendis ("Bendis"), where Bendis became our President and Chief Executive Officer for a three-year term, with annual compensation of $500,000. In or about March 2007, he also assumed the title of Company chairman upon Mr. MacKay's resignation of same. At June 30, 2007 Mr. Bendis is owed $645,833 representing all compensation earned by him since he joined us. Additionally, accrued liabilities include $49,973 representing unreimbursed employee expenditures primarily for travel. On November 13, 2006 Mr. Bendis vested 30,329,303 shares of our common stock as part of the aforementioned Executive Employment Agreement. Our common stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,123,051, which was expensed in the quarter ending December 31, 2006.

On August 17, 2007 we announced that to help best facilitate the development of the Chinese markets, that (1) Mr. Bendis voluntarily resigned his positions as our Chairman of the Board, chief executive officer, and president and as a director. Mr. Bendis will serve as a consultant to us and we have entered into a consulting agreement with Mr. Bendis; (2) James MacKay, who is involved in facilitating the development of the Chinese markets and who was our former chairman of the Board, will again serve as our chairman of the Board; (3) Sergio Luz, who is also involved in facilitating the development of the Chinese markets, will serve as our president and has joined our Board of Directors; and
(4) Li Ning, who is the chief executive officer of our Chinese Joint Venture and who is also involved in facilitating the development of the Chinese markets, joined our Board.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 7.  FINANCIAL STATEMENTS

Our consolidated financial statements and the report of Rotenberg & Co. LLP are attached to this Annual Report on Form 10-KSB beginning on page F-1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES I DO NOT KNOW THE RAMIFICATIONS OF THE PURCHASE AND CONSOLIDATION OF THE CHINESE VENTURE ON THE BELOW STATEMENT. YOU NEED TO CHECK WITH ROTENBERG BEFORE YOU MAKE THESE STATEMENTS!

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

2.  Internal Control Over Financial Reporting

   (a) Management's Annual Report on Internal Control Over Financial Reporting
       ------------------------------------------------------------------------

In accordance with SEC Release No. 33-8618, the Company will omit the report of the Company's management on internal control over financial reporting, and in accordance with current rules plan to file such report in our Annual Report on Form 10-KSB covering the fiscal year ended January 31, 2008.

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

ITEM 8B.   OTHER INFORMATION

None

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

ITEM 10.  EXECUTIVE COMPENSATION

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 12.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

                                     TRUE PRODUCT ID, INC.

                                     /s/ Sergio Luz
                                     --------------
                                     Sergio Luz,
                                     President and Principal Financial Officer


Date: October 1, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Sergio Luz                                               October 1, 2007
------------------------------------------------------
Sergio Luz,
President and Principal Financial Officer and Director

                              TRUE PRODUCT ID, INC.
                           ANNUAL REPORT ON FORM 10-K
                             ITEMS 8, 14(C) AND (D)
                FINANCIAL STATEMENTS, CERTAIN EXHIBITS & SCHEDULE

ITEM 13. EXHIBITS:
                                                                       PAGES
                                                                   OF SEQUENTIAL
                                                                NUMBERING SYSTEM
                                                                ----------------

                                 EXHIBIT INDEX

31.1   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

           TRUE PRODUCT ID, INC. & SUBSIDIARIES (FORMERLY ONTV, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            (A DELAWARE CORPORATION)
                           PHILADELPHIA, PENNSYLVANIA

                     --------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                  JUNE 30, 2007
                     --------------------------------------











TRUE PRODUCT ID, INC. & SUBSIDIARIES (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA


TABLE OF CONTENTS
----------------------------------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm                                             F-1

Consolidated Balance Sheets at June 30, 2007 and 2006                                               F-2

Consolidated Statements of Changes in Stockholders' Equity for the
Years Ended June 30, 2007 and 2006                                                                  F-3

Consolidated Statements of Operations for the Years Ended June 30, 2007 and 2006                    F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 2007 and 2006                    F-7

Notes to Consolidated Financial Statements                                                      F-9 - F-17



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  and Stockholders
True Product ID, Inc.
(Formerly ONTV, Inc.)
Pennsylvania


         We have audited the accompanying consolidated balance sheets of True Product ID (formerly ONTV,Inc.) as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP
Rochester, New York
  October 1, 2007




TRUE PRODUCT ID, INC. & SUBSIDIARIES (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS
=========================================================================================================================


                                                                                      JUNE 30,              June 30,
                                                                                       2007                   2006
-------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                                              $   42,774                $   --
Accounts Receivable                                                                        31,806                    --
Prepaid Expenses                                                                            2,933                    --
-------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                       77,513                    --

PROPERTY AND EQUIPMENT - NET OF ACCUMULATED DEPRECIATION                                  136,305                    --

OTHER ASSETS
Interest Receivable - Related Party                                                        30,188                12,938
Note Receivable - Related Party                                                           300,000               300,000
Intangible Assets - Net of Accumulated Amortization                                    17,601,191                    --
Technology License - Net of Accumulated Amortization                                      521,566               581,458
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $18,666,763             $ 894,396
=========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                                 $ 1,345,642             $ 538,821
Current portion of capital lease                                                            7,351                    --
-------------------------------------------------------------------------------------------------------------------------
Note Payable                                                                              219,410                    --
-------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                               1,572,403               538,821

OTHER LIABILITIES
Note Payable - SSTY                                                                     1,095,590                    --
Long term portion of Capital Lease                                                         35,989                    --
Accrued Expenses - Related Party                                                          521,500               521,500
Due to Related Party                                                                      176,240               176,240
-------------------------------------------------------------------------------------------------------------------------
CONVERTIBLE DEBENTURE                                                                     500,000                    --
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       3,901,722             1,236,561
-------------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST                                                                       (124,466)                    --
STOCKHOLDERS' EQUITY
Common Stock:  $.001 Par; 1,000,000,000 Shares Authorized;
               440,622,336 and 254,712,096 Shares Issued,
               respectively; and 440,622,336 and 254,712,096
               Shares Outstanding, respectively                                           440,622               254,712
Additional Paid-In Capital                                                             23,123,913             1,425,075
Accumulated Deficit                                                                    (8,663,876)           (2,020,452)
-------------------------------------------------------------------------------------------------------------------------
                                                                                       14,900,659             (340,665)
Less: Stock Held in Trust                                                                 (1,500)               (1,500)
-------------------------------------------------------------------------------------------------------------------------
Foreign Currency Translation Adjustment                                                   (9,652)                    --
-------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                   14,889,507             (342,165)
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 18,666,763             $ 894,396
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
                                     Number of               Number of           Accumulated       Paid-In      Stock Held  Treasury
                                      Shares      Value       Shares    Value      Deficit         Capital       In Trust     Stock
====================================================================================================================================


BALANCE - JUNE 30, 2005             23,721,861   $ 23,721    20,000    $ 20      $  (855,372)   $ 1,057,079    $(1,500)    $(17,709)

Transfer to Related Party in
   Connection With Sale of
   Subsidiaries                           --         --        --        --             --             --         --         17,709

Issuance of 52,349,249 Shares of
    Common Stock and 16,000 Shares
    of Preferred Stock for
    Acquisition
    of Technology License           52,349,249     52,349    16,000      16             --       546,562.00       --           --

2 for 1 Stock Split                 23,721,861     23,722      --        --             --          (23,722)      --           --

Additional Issuance of Common Stock
     to STC For Acquisition of
     Technology License and
     cancellation of preferred
     stock                         154,919,125    154,920   (36,000)    (36)            --         (154,844)      --           --

Net Income                                --         --        --        --       (1,165,080)          --         --           --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2006            254,712,096   $254,712      --        --      $(2,020,452)   $ 1,425,075    $(1,500)        --
====================================================================================================================================

====================================================================================================================================
19 to 1 Stock Split                  8,574,547     8,575       --        --           --             (8,575)       --          --
====================================================================================================================================

====================================================================================================================================
Common Stock Issuance for
Consulting Agreement                   446,429       446       --        --           --             62,054        --          --
====================================================================================================================================

====================================================================================================================================


                                           Foreign
                                           Currency
                                           Translation



BALANCE - JUNE 30, 2005                       --

Transfer to Related Party in
   Connection With Sale of
   Subsidiaries                               --

Issuance of 52,349,249 Shares of
    Common Stock and 16,000 Shares
    of Preferred Stock for
    Acquisition
    of Technology License                     --

2 for 1 Stock Split

Additional Issuance of Common Stock
     to STC For Acquisition of
     Technology License and
     cancellation of preferred
     stock                                    --

Net Income                                    --
-----------------------------------

BALANCE - JUNE 30, 2006                       --
===================================

===================================
19 to 1 Stock Split                           --
===================================

===================================
Common Stock Issuance for
Consulting Agreement                          --
===================================

===================================



   The accompanying notes are an integral part of these financial statements.




Stock Based Compensation            69,889,264    69,889       --        --           --          4,822,339        --          --

====================================================================================================================================

====================================================================================================================================
Common Stock Issued as Part of
Restructuring Agreement              6,000,000     6,000       --        --           --          1,314,000        --          --
====================================================================================================================================
Stock Based Compensation for
Member of Board of Directors         1,000,000     1,000       --        --           --            109,000        --          --
====================================================================================================================================

====================================================================================================================================
Acquistion of Addirional 20% of
Chinese Venture                    100,000,000   100,000       --        --           --         15,400,000        --          --
====================================================================================================================================

====================================================================================================================================
Net Income                                --        --         --        --      (6,643,424)                       --          --
====================================================================================================================================

====================================================================================================================================
Foreign Currency Translation
Adjustment
====================================================================================================================================

====================================================================================================================================
Balance-June 30, 2007              440,622,336  $440,622       --        --     $(8,663,876)    $23,123,893     $(1,500)       --




                                           Foreign
                                           Currency
                                           Translation



Stock Based Compensation                     --

=================================

=================================
Common Stock Issued as Part of
Restructuring Agreement                      --
=================================
Stock Based Compensation for                 --
Member of Board of Directors
=================================

=================================
Acquistion of Addirional 20% of
Chinese Venture                              --
=================================

=================================
Net Income                                   --
=================================

=================================
Foreign Currency Translation
Adjustment                                 (9,652)
=================================

=================================
Balance-June 30, 2007                     $(9,652)


   The accompanying notes are an integral part of these financial statements.



TRUE PRODUCT ID, INC. & SUBSIDIARIES (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------
                                                                         Year Ended                      Cumulative
                                                                          June 30,                     Since Inception
                                                            -------------------------------------- -------------------------
                                                                                                      (October 1, 2005
                                                                       2007                 2006      To June 30, 2007)
----------------------------------------------------------------------------------------------------------------------------

REVENUES, NET OF RETURNS                                            $    --               $   --                    $   --
----------------------------------------------------------------------------------------------------------------------------

EXPENSES
Amortization and Depreciation                                        64,893               17,469                     82,362
Payroll and Payroll Taxes                                                --
Technology License Fee                                              450,000              187,500                    637,500
Officer and Director Compensation                                 5,802,248              253,333                  6,055,581
Other                                                               286,299              185,488                    471,787
----------------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                    6,603,440              643,790                  7,247,230
============================================================================================================================

LOSS BEFORE OTHER INCOME, PROVISION FOR
  INCOME TAXES, MINORITY INTEREST AND
  DISCONTINUED OPERATIONS                                       (6,603,440)             (643,790)               (7,247,230)

OTHER INCOME
Loss on Equity Investment                                          (65,513)                   --                   (65,513)
----------------------------------------------------------------------------------------------------------------------------
Interest Expense                                                   (19,197)                   --                   (19,197)
----------------------------------------------------------------------------------------------------------------------------
Interest Income - Related Party                                      17,250               12,938                    30,188
----------------------------------------------------------------------------------------------------------------------------
Interest Income                                                         197                   --                       197
----------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES,
MINORITY INTEREST AND DISCONTINUED
OPERATIONS                                                      (6,670,703)             (630,852)               (7,301,555)

Provision for Income Taxes                                               --                   --                        --
----------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                            (6,670,703)             (630,852)               (7,301,555)
----------------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                    27,279                    --                   27,279
----------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS
Loss from Operations of Disposed
  Subsidiaries, Net of Taxes                                             --              (10,245)                  (10,245)
Loss from Disposal of Subsidiaries, Net of Taxes                         --             (523,983)                 (523,983)
----------------------------------------------------------------------------------------------------------------------------

LOSS FROM DISCONTINUED OPERATIONS                                        --             (534,228)                (534,228)
----------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                        $(6,643,424)          $(1,165,080)             $(7,808,504)
============================================================================================================================

EARNINGS PER SHARE
============================================================================================================================



   The accompanying notes are an integral part of these financial statements.




Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted                               322,888,146           61,109,375               440,622,336

Earnings Per Common Share
   - Basic and Diluted
     Loss from Operations                                         $   (0.02)            $  (0.01)                $   (0.02)
     Income (Loss) from Discontinued Operations                          --                (0.01)                       --
                                                             ---------------------------------------------------------------
      Net Income (Loss)                                           $   (0.02)            $  (0.02)                $   (0.02)
============================================================================================================================

















   The accompanying notes are an integral part of these financial statements.



TRUE PRODUCT ID, INC. & SUBSIDIARIES (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS
=================================================================================================================================
                                                                                                                 Cumulative
                                                                                                              Since Inception
                                                                                                              (October 1, 2005
Year Ended June 30,                                                                2007               2006   To June 30, 2007)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD                                                      $(6,643,424)      $ (1,165,080)         $(7,808,504)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) FOR
THE PERIOD TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
Amortization and depreciation                                                     64,893             17,469               82,362
Stock Based Compensation                                                       5,002,248                --             5,002,248
Issuance of common stock for consulting fees                                      62,500                --                62,500
Loss from Equity Investment                                                       65,513                --                65,513
Loss on Disposal of Subsidiaries                                                      --           523,983               523,983
Loss from Operations of Disposed Subsidiaries                                        --             10,245                10,245
Foreign Currency Translation                                                      (9,652)               --                (9,652)
Minority Interest                                                                (27,279)               --               (27,279)

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                                                 (400)               --                  (400)
Prepaid Expenses                                                                  (1,247)               --                (1,247)
Interest Receivable - Related Party                                              (17,250)         (12,938)               (30,188)
Accounts Payable and Accrued Expenses                                          1,067,343           538,821             1,606,164
Accrued Expenses - Related Party                                                     --             87,500                87,500
---------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                        (436,755)               --              (436,755)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash and Cash Equivalents in Disposed Subsidiaries                                    --          (50,823)               (50,823)
Cash and Cash Equivalents in Acquired Entity                                      43,422                --                43,422
---------------------------------------------------------------------------------------------------------------------------------
Purchase of Fixed Assets                                                                                --                (8,191)
---------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                                          35,231           (50,823)              (15,592)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Convertible Debentures                                      500,000               --               500,000
Proceeds from Equity Financing by Chinese Venture                                 46,014                --                46,014
                                                                                                             --------------------
Repayment of Debt                                                               (101,716)               --              (101,716)
---------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                         444,298                --               444,298
---------------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           42,774           (50,823)               (8,049)

Cash and Cash Equivalents - Beginning Year                                           --             50,823                50,823
---------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                      $    42,774       $       --            $    42,774

                                                                                            - continued -


   The accompanying notes are an integral part of these financial statements.



TRUE PRODUCT ID, INC. & SUBSIDIARIES (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA


CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
=================================================================================================================================
                                                                                                                Cumulative
                                                                                                             Since Inception
                                                                                                             (October 1, 2005
Year Ended June 30,                                                                 2007           2006     To June 30, 2007
---------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
=================================================================================================================================

Interest Paid                                                                   $  1,223       $   --                $    1,223
Income Taxes Paid                                                               $   --         $   --                $     --
---------------------------------------------------------------------------------------------------------------------------------


NON-CASH INVESTING AND FINANCING ACTIVITIES
=================================================================================================================================

SALE OF SUBSIDIARY VIA THE ISSUANCE OF NOTE RECEIVABLE                          $   --         $ 300,000             $   300,000

ISSUANCE OF COMMON AND PREFERRED STOCK FOR ACQUISITION
  OF TECHNOLOGY LICENSE                                                         $   --         $ 598,927             $   598,927

ISSUANCE OF COMMON STOCK AS PART OF CONSULTING AGREEMENT                        $ 62,500       $    --               $    62,500

ISSUANCE OF COMMON  STOCK TO  EXECUTIVE  OFFICERS AS PART OF SERVICES
AND EMPLOYMENT AGREEMENTS                                                       $ 4,892,248    $    --               $ 4,892,248

ISSUANCE  OF  COMMON  STOCK  TO  DIRECTOR  FOR  COMPENSATION  FOR HIS
SERVICES                                                                        $   110,000    $    --               $   110,000

ISSUANCE  OF COMMON  STOCK  AND  NOTES  PAYABLE  AND  ELIMINATION  OF
ACCRUED  ROYALTY AS PART OF  ACQUISITION  OF 60%  INTEREST IN CHINESE
JOINT VENTURE                                                                   $17,597,500    $    --               $17,597,500

ASSETS AND LIABILITIES TRANSFERRED TO RELATED PARTY
  IN CONNECTION WITH SALE OF SUBSIDIARIES:
  Cash and Cash Equivalents                                                     $    --        $  50,823             $    50,823
  Inventory                                                                     $    --        $ 296,544             $   296,544
  Property and Equipment                                                        $    --        $  54,189             $    54,189
  Accounts Receivable - Related Party                                           $    --        $  37,850             $    37,850
  Deposits                                                                      $    --        $   6,667             $     6,667
  Due from Officer                                                              $    --        $  82,193             $    82,193
  Intangible Assets                                                             $    --        $ 260,542             $   260,542
  Investments in Affiliates                                                     $    --        $ 107,561             $   107,561
  Accounts Payable and Accrued Expenses                                         $    --        $(210,769)            $  (210,769)
  Debt                                                                          $    --        $  (6,321)            $    (6,321)
  Due to Related Party                                                          $    --        $ 137,240             $   137,240
  Treasury Stock                                                                $    --        $  17,709             $    17,709
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

TRUE PRODUCT ID, INC. & SUBSIDIARIES (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -   BASIS OF PRESENTATION

           The consolidated financial statements of True Product ID, Inc. & Subsidiaries (formerly ONTV, Inc.) (the "Company") included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Subsequent to the acquisition of an additional 20% ownership interest in TPID (Beijing) Ltd. (the "Chinese Venture") on May 11, 2007 raising its ownership interest to 60% and giving the Company control of the Chinese Venture, the accounts of the Chinese Venture are fully consolidated with the accompanying minority interest reflected. Prior to May 11, 2007 but subsequent to the Company's acquisition of it's initial 40% ownership of the Chinese Venture on January 5, 2007, the Company accounted for it's investment under the equity method of accounting whereby the Company recognized its proportional share of the Chinese Venture's net income / loss on the Statement of Operations under the caption "Loss on Equity Investment". All material inter-company transactions have been eliminated in consolidation.

           The accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented.

           In preparing its consolidated financial statements, the Company included only expenses and other financial information of the consolidated Chinese JV from May 2007 (which is only the last months of the fiscal year). It was May 2007 when it acquired majority ownership and control of the Chinese JV. The Company did not include the expenses and other financial information of the consolidated Chinese JV for the whole entire fiscal year. This method of presentation is consistent with Accounting Research Bulletin (ARB) 51, including paragraph 11 thereof.

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

           NEW ACCOUNTING PRONOUNCEMENTS

           In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, " which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The  provisions  of  FIN  48  are  effective  as of  the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not anticipate that the adoption of FIN 48 will have a material effect on the Company's results of operations, cash flows, or financial condition.

           In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for the Company's 2008 fiscal year. We do not anticipate that the adoption of SFAS No. 157 will have a material effect on the Company's results of operations, cash flows, or financial condition.


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


           On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities
           differently   without  having  to  apply  complex  hedge   accounting
           provisions." The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Statement 159 is effective as of the beginning of the Company's 2008 Fiscal Year 2008 (July 1, 2007). Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We do not anticipate that the adoption of FASB Statement 159 will have a material effect on the Company's results of operations, cash flows, or financial condition.


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

          CASH AND CASH EQUIVALENTS:

          Cash and cash equivalents consist principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having maturity of three months or less at the time of purchase.

          PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of the related assets are generally three to seven years.

          INTANGIBLE ASSETS:

           STATEMENT NO. 142, "Goodwill and Other Intangible Assets," addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with Statement No. 142 goodwill and other intangible assets are reviewed at least annually for impairment. Unless circumstances otherwise dictate, annual impairment testing is performed in the fourth quarter,

           Among the intangible assets acquired by the Company as a result of its acquisition of ultimately 60% of the Chinese Joint Venture were significant contract opportunities in China. Pursuant to a joint venture contract with the Company's predecessor, the Chinese Joint Venture had the exclusive rights to all contracts relating to SDNA and KMAC technologies in the PRC, Hong Kong, and Macau. The Chinese JV has developed significant relationships with important Chinese government and industry agencies and entities. Relationships are critical to doing business in the PRC, especially when Chinese government is involved. At the time the Company completed the last transaction resulting in its ownership of 60% of the Chinese Joint Venture, the Joint Venture through its relationships had several contracts pending in China. The contracts were significant because
           (1) they involved significant revenues; (2) they were supported by Chinese government and/or were involved government initiatives; and
           (3) they were national in scope or cut across certain entire industries. By acquiring majority ownership of the Chinese Joint Venture, the Company was able to consolidate the Joint Venture's revenues and other financials into the Company's own financials. Subsequent to the last transaction resulting in the Company's majority ownership of the Joint Venture, the Joint Venture entered into a significant contract with the Chinese counterpart to the US
           Product Consumer Safety Agency ("AQSIQ"). The latest projected revenues from that five-year contract were approximately US$1.3 billion. There are many other pending contracts also.


           FOREIGN CURRENCY TRANSLATION:

           The assets and liabilities of the Company's international subsidiary are translated to U.S. dollars at exchange rates in effect at the end of the year, and income and expense items are translated at average rates of exchange in effect during the period of ownership. The effects of exchange rate fluctuations on the translated amounts of foreign currency assets and liabilities are included as translation adjustments in shareholders' equity. Gains and losses from foreign currency transactions are included in income of the period.

           INCOME TAXES:

           The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. There were no material deferred tax assets or liabilities at June 30, 2007 and 2006.

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

           FAIR VALUE OF FINANCIAL INSTRUMENTS:

           As of June 30, 2007, the carrying value of cash and cash equivalents, accounts receivables, accounts payable and notes payable and current maturities of long-term debt approximated fair value because of their short maturity.

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

NOTE D -   CHANGE IN CONTROL

           On March 16, 2006, the Company acquired a Technology License ("License") from Sure Trace Security Corporation ("SSTY") for an initial term of five years, with an automatic renewal for an additional five years. The License grants the Company the worldwide rights to manufacture and sell products using STC's "anti-counterfeiting technology". In exchange for this License, the Company issued 52,349,249 shares of common stock and 16,000 shares of preferred stock, valued in total at $598,927. The License will be amortized as a charge to operations on a straight-line method over the ten year term of the License.

           Estimated annual amortization expense for the five years succeeding March 31, 2006 is as follows:

                      2007        2008         2009        2010        2011
           -----------------------------------------------------------------
                   $59,893     $59,892      $59,893     $59,893     $59,893
           =================================================================

           On March 21, 2006, Daniel M. Fasano, Former President and Director, sold 20,000 shares of the Series A Preferred Stock owned and under his control, to SSTY, a related party.

           As a result of the above transactions, there has been a change in control of the Company, as SSTY now owns and/or controls 78.8% of the outstanding common stock voting rights.

           An additional 154,919,125 shares were issued for the purchase of the technology license.

           The outstanding preferred shares were cancelled.

           In May 2006 the stockholders of SSTY were issued a stock dividend of 1 share of True Product ID, Inc. (TPDI) (formerly ONTV, Inc.) for every 19 shares of STC (SSTY) that each SSTY stockholder owned. The Payable Date for these dividend shares was May 30, 2006. The Payable Date was the date the Company's transfer agent issued and mailed the stock dividend certificates to SSTY shareholders as of the May 25, 2006 Record Date.

NOTE E -   EMPLOYMENT AND DIRECTOR AGREEMENTS

           Starting March 2006, James MacKay ("MacKay") agreed to serve as the Company's Chairman of the Board of Directors for a three-year term with an annual compensation of $300,000. As reported in the Company's Form 10-KSB/A filed November 13, 2006, the Company and MacKay entered into a formal consulting agreement, memorializing their arrangement on November 11, 2006. A copy of MacKay's November 11, 2006 Consulting Agreement with the Company is attached as an exhibit to the Company's November 13, 2006 Form 10-KSB/A. At June 30, 2007 and 2006, Mr. MacKay is owed $387,500 and $87,500, respectively, representing all compensation earned by him since he joined the Company. See Note Q-Certain Item Reclassifications. On November 13, 2006 Mr. MacKay vested 39,559,961 shares of the Company's common stock as part of the aforementioned Services Agreement. The common shares of the Company's stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,769,197, which was expensed in the quarter ending December 31, 2006. Mr. MacKay's common shares vested to him prior to the vesting of common shares to Mr. Bendis.

           On March 12, 2007, James MacKay resigned as the interim Chairman of the Board and a director of the Company. Richard A. Bendis, then the Company's Chief Executive Officer and President, replaced Mr. MacKay as the Chairman of the Board. Mr. MacKay will continue to support the Company's initiatives in China and elsewhere.

           In March 2006, the Company entered into an Executive Employment Agreement with Richard A. Bendis ("Bendis"), where Bendis will serve as the Company's President and Chief Executive Officer for a three-year term, with annual compensation of $500,000. Mr. Bendis subsequently assumed the additional position of Chairman upon Mr. MacKay's resignation in March 2007. At June 30, 2007 and 2006, Mr. Bendis is owed $645,833 and $145,833, respectively, representing all compensation earned by him since he joined the Company. Additionally, accrued liabilities at June 30, 2007 and 2006 include $49,973 and $31,057, respectively, representing unreimbursed employee expenditures primarily for travel. On November 13, 2006 Mr. Bendis vested 30,329,303 shares of the Company's common stock as part of the aforementioned Executive Employment Agreement. The common shares of the Company's stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,123,051, which was expensed in the quarter ending December 31, 2006.

           On June 14, 2007 Michael Antonopolos was vested with 1,000,000 shares of the Company's restricted common stock for his services as a member of the Company's Board of Directors. The common shares of the Company's stock closed trading on June 14, 2007 at $0.11 per share resulting in a valuation of $110,000, which was expensed

           See Note P - Subsequent Event - Management Changes for changes in Messrs. MacKay's and Bendis' roles and responsibilities.

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

           As more fully set forth in the Company's Form 10-KSB filed November 3, 2005, including Note F, a certain number of shares are being held in trust as a result of a loan agreement the Company's predecessor, ONTV, Inc., under prior management, entered in June 2000, ONTV, Inc. entered into a loan agreement with Emanuel Tarboti, an unrelated party, in the amount of $250,000. This note was for working capital and was secured by a promissory note and 1,500,000 shares of common stock. These shares are issued and are being held in trust by the Company. A copy of the Company's November 3, 2005 Form 10-KSB is
           available        at        the        SEC's        website        at:
           http://www.sec.gov/Archives/edgar/data/1011550/000100487805000160/
           june05form10k11-05.txt.

NOTE G -   TECHNOLOGY LICENSE

           During the year ended June 30, 2007 and 2006, the Company incurred $450,000 and $187,500, respectively, of expense for a technology license from SSTY (See Note D for further details). Effective April 15, 2006 the license requires that $75,000 per month be paid for a period of five years. At June 30, 2007 and 2006, the entire amount of the expense remains unpaid and it included in accounts payable and accrued expenses.


NOTE H -   INCOME TAXES

           During  the year  ended  June 30,  2006 the  Company  had a change of control event,  which  prospectively  limits the use of net operating loss  carryforwards  generated  prior to the March 16, 2006 change in control (See Note D). At June 30, 2007, the Company had net operating loss  carryforwards  expiring in 2027 and 2026.  At June 30, 2007 and
           2006  a  valuation   allowance   equal  to  the  net  operating  loss
           carryforward  has been  provided to fully  reserve the  deferred  tax assets  which would have been  generated  by the net  operating  loss carryforwards as, in the assessment of the Company's  management,  it is more likely  than not that the net  operating  loss  carryforwards will not be realized.

NOTE I -   CAPITAL LEASE

           The following is a schedule by years of minimum future rentals on noncancellable capital leases as of June 30, 2007:

           Fiscal Year ending June 30:

           2008                                              $  11,756
           2009                                                 11,755
           2010                                                 11,756
           2011                                                 11,755
           2012                                                  8,816
                                                             ---------

           Total minimum payments required                      55,838
           Less amount representing interest                    12,498
                                                             ---------

           Present value of net minimum lease payments          43,340

           Current portion of capital leases                     7,351
                                                             ---------

           Long-term portion of capital leases               $  35,989
                                                             ---------

           Fixed assets included $42,803 of assets under capital lease with amortization expense of $2,253 for the year ended June 30, 2007.


NOTE J -   EARNINGS PER SHARE

           The following table sets forth the computation of basic and diluted earnings per share:


           FOR THE YEARS ENDED JUNE 30,                                   2007                2006
                                                                    ----------------------------------
             NUMERATOR:

             Loss from Operations                                   $  (6,643,424)      $    (630,852)

             Loss from Discontinued Operations                               --              ( 54,228)
                                                                    ----------------------------------

             Net Income (Loss)                                      $  (6,643,424)      $  (1,165,080)
                                                                    ==============      ==============





             DENOMINATOR:

             Denominator for basic earnings per share--adjusted
             weighted-average shares                                   322,888,146         61,109,375
                                                                    ==============      ==============

             BASIC AND DILUTED EARNINGS PER SHARE:

             FROM OPERATIONS                                        $       (0.02)      $       (0.01)
                                                                    ==============      ==============
             FROM DISCONTINUED OPERATIONS                           $           -       $       (0.01)
                                                                    ==============      ==============
             NET LOSS                                               $      (0.02)       $       (0.02)
                                                                    ==============      ==============

           The   average   number  of  common   shares   outstanding   had  been
           retroactively adjusted to reflect the 2 for 1 forward stock split effective May 23, 2006. (See Note F).

NOTE K - RELATED PARTY TRANSACTIONS

           The accrued expense of $521,500 is for salary that is owed to former ONTV, Inc. President Dan Fasano.

           The related party expense of $176,240 is for money that was owed to former subsidiary "Seen On TV".

           The circumstances giving rise to these related party expenses associated with salary owed to former ONTV, Inc. President Dan Fasano prior to April 2006 (which he had agreed to defer) and with money owed to former subsidiary, "Seen ON TV," prior to April 2006 were set forth in detail in the Company's November 3, 2005 Form 10-KSB, including Notes H and J and were also referenced in the Company's subsequent Form 10-QSBs. A copy of the Company's November 3, 2005 Form 10-KSB is available on the SEC's website at:


           http://www.sec.gov/Archives/edgar/data/1011550/000100487805000160/
           june05form10k11-05.txt.
           A copy of the Company's subsequent Form 10-QSBs are available on the SEC's website at:
           http://www.sec.gov/Archives/edgar/data/1011550/000100487805000184/
           sept05form10qsb12-05.txt
           http://www.sec.gov/Archives/edgar/data/1011550/000100487806000017/
           0001004878-06-000017-index.htm
           http://www.sec.gov/Archives/edgar/data/1011550/000112178106000100/
           ontv10qsb33106.txt

           In FY 2007 there were also a note receivable and interest receivables from a related party in the amounts of $300,000 and $30,188 respectively. These receivables arose from the September 2005 sale by the Company to Dan Fasano, the former president of the Company's predecessor, ONTV, of all the shares of Seen On TV and other assets incidental to the business of Seen On TV. In return for all the shares of Seen ON TV and other assets, Fasano agreed to pay the Company $300,000 (the "Purchase Price") on the following terms:

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

           The sale was described in detail in the Company's Form 10-KSB filed November 11, 2005.



NOTE L - RESTRUCTURING AGREEMENT

           The Company acquired a 60% ownership interest in the Chinese Joint Venture as a result of two separate transactions. The first transaction was the January 2007 acquisition of 40% of the Chinese JV from Sure Trace Security Corporation and affiliates, which is described in this Note. The second transaction was the May 2007 acquisition of an additional 20% of the Chinese JV from Sichuan Valencia Trading Limited, which is described in Note N.

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

           Pursuant to the Restructuring Agreement, the Company acquired a 40% ownership interest in a Chinese joint venture company named True Product ID Technology (Beijing) Limited (the "Chinese Venture"), held by SSTY, STA, and Chan. The remaining 60% ownership interest in the Chinese Venture is held by unrelated Chinese entities.

           Under the Restructuring Agreement:

           (a) SSTY agreed:

           (i) To terminate in its entirety the March 16, 2006 licensing agreement between SSTY and the Company (then known as ONTV, Inc.), wherein SSTY licensed to TPID certain contractual rights of SSTY in exchange for, inter alia, a royalty, and certain payments to SSTY and others and repayment, so that the Company has no liability (past, present, and future) thereunder (accrued royalties of $637,500 were therefore eliminated as part of the accounting for this transaction); and

           (ii) To strike and negate in its  entirety  Article I and  Article V,
           Section 5.02 (the "Stricken Provisions") of the March 17, 2006 Agreement to Issue Stock for Technology License between SSTY and the Company (then known as ONTV, Inc.) ("March 17 Agreement"), so that as of January 4, 2007, the Company has no obligation (past, present, and future) under the March 17, 2006 Agreement to issue shares of the Company to SSTY in addition to the shares SSTY had already received and had distributed to its shareholders as a dividend.

           (b) The Company agreed:

           (i) To pay SSTY a royalty in the amount of 2% of its gross receipts which the Company actually receives and collects from customers outside China, Hong Kong, and Macau for a period of 2 years commencing as of January 4, 2007. As the were no gross receipts, no royalty was recorded for this period;

           (ii) To pay SSTY all reasonable, direct out-of-pocket expenses SSTY incurred and/or paid on the Company's behalf after the Registrant ceased being a subsidiary of SSTY, provided that such post-spinout expenses are substantiated by original invoices and other proper documentation;

           (iii) To assume, pursuant to the Amended Payment Agreement, all outstanding payments owed by SSTY to the former control block holder of ONTV, Inc. (Fasano), which relates to the acquisition of ONTV. As of August 2006, SSTY owed Fasano $285,000, excluding certain interest and penalties, plus 6 million common shares of the Company, which SSTY had previously agreed post-SSTY's acquisition of ONTV but pre-spinout, in return for, inter alia, Fasano agreeing to waive $85,000 of the balance owed by SSTY and all interest and penalties on the $85,000. Under the Amended Payment Agreement, the Company has agreed [a] to pay Fasano $100,000 by January 31, 2007; $185,000 by March 31, 2007; and interest and penalties by June 30, 2007 and [b] to assume SSTY's obligation to issue Fasano 6 million common shares of the Registrant (valued at $1,320,000 on January 6, 2007, the issue date of the stock). If the Company timely makes payments under the Amended Payment Agreement, the amount of such penalties and interest is $34,410; in the event that the Company fails to make timely payments under the Amended Payment Agreement, interest will accrue on the unpaid portions at 25% simple interest per annum. A note payable of $319,410 was recorded to reflect this assumed liability and a $100,000 payment was made in January 2007 against this note payable. TPID is currently in default of the payments due March 31, 2007 and June 30, 2007 and plans to make the required payments from the next round of financing received by TPID.

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

           The total value of the transaction is $2,097,500 and was recorded on the balance sheet as investment in the Chinese Venture. During the four months that the Company owned a 40% ownership interest in the Chinese Venture, the Company recognized an equity loss of $65,513, which was 40% of the loss recognized by the Chinese Venture during that period.

NOTE M - BRIDGE FINANCING/CONVERTIBLE DEBENTURE

           On January 17, 2007 the Company closed an initial bridge financing with a private investor for $500,000; a portion of these proceeds will go to fulfill existing orders in China; and the Company has sent a representative from the US to Beijing to work with the Chinese Venture to fulfill these orders.

           The financing took the form of a convertible note with an 8% interest rate, and is referenced in the above balance sheet as a "Convertible Debenture". For the sake of clarity, the reference to Convertible Debenture in the Company's balance sheets means the bridge financing described in this Note. Additionally, investors will receive warrants to purchase additional shares of Company's common stock at a price per share equal to the price per share of the shares issued in the First Equity Financing, with 20% warrant coverage if the bridge converts within 4 months; 35% warrant coverage if the bridge converts within 8 months; and 50% warrant coverage if the bridge converts after 8 months. The "First Equity Financing" is defined as the first financing following the date of Closing in which the Company sells preferred stock or other equity securities and obtains net proceeds (including debt conversion) in an amount not less than $2 million (including the conversion of the Debt). The warrants shall have a seven-year exercise period.

           The Debt (including accrued interest) shall automatically convert into the Company's preferred stock issued in connection with the closing of the First Equity Financing at 100% of the price per share paid to the Company for such securities.

           If the Debt does not convert in connection with a First Equity Financing on or before the Maturity Date, the Debt shall be converted into shares of the Company's common stock at a price equal to the average closing price per share for the 30-day period preceding the Maturity Date.

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

NOTE N - ACQUISITION OF ADDITIONAL 20% OF CHINESE VENTURE

           On May 11, 2007 the Company entered into an acquisition agreement (the "Acquisition Agreement") with Sichuan Valencia Trading Limited ("SVTL"), a Chinese limited liability company duly organized under Chinese law. As set forth in Note L, prior to the Acquisition Agreement with SVTL, the Company had acquired 40% of the Chinese JV from other entities.

           Immediately prior to the execution of the Acquisition Agreement, SVTL owned 20% of the total interests, rights, assets, shares, and/or other ownership interests of True Product ID Technology (Beijing) Limited, formerly known as Sure Trace Technology (Beijing) Limited (the "Chinese Venture"), a Chinese technology limited liability corporation duly formed and organized under Chinese law (the "SVTL 20% Chinese JV Interest"). Under the Acquisition Agreement, SVTL sold to the Company the SVTL 20% Chinese JV Interest in return for 100 million restricted common shares of the Company, valued at $15,500,000. As set forth in more detail in the Acquisition Agreement and prior SEC filings, the 100 million shares was less than 50% of the approximately 209 million shares provided as a dividend to shareholders of TPID US' former parent, Sure Trace Security Corporation, which resulted in TPID US' being a separate independent entity entitled to receive approximately 42.5% of the revenues of the Chinese Venture. With its January 2007 acquisition of 40% of the Chinese Venture and the acquisition of the SVTL 20% Chinese JV Interest, the Company now owns 60% of the total ownership interests of the Chinese Venture, allowing the Company to, among other things, recognize 100% of the revenues of the Chinese JV Company in accordance with applicable consolidation, revenue recognition, accounting, and other principles, guidelines and standards.

           Under the Acquisition Agreement, SVTL representative, Sergio da Luz, was appointed to the Company's Board of Directors, and SVTL agreed to, inter alia, standard non-competition and confidentiality provisions.

           The operations of the Chinese Venture operation were included in the Company's operations subsequent to May 1, 2007. There were no revenues recognized relative to the Chinese Venture and $68,197 of expense were recognized with a compensating $27,279 minority interest recognized for the 40% portion of the Chinese Venture not owned by the Company.

           The composition of the purchase price and the related allocation is as follows:

           PURCHASE OF INITIAL 40% INTEREST IN CHINESE VENTURE:

           Common  Stock of the Company  issued for the  initial  40%  ownership
           interest (6,000,000 shares at $0.22 per share)            $1,320,000

           Note payable - Fasano                                        319,410

           Note payable - SSTV                                        1,095,590

           Less _ Royalty payment forgiven                             (637,500)
                                                                      ---------

           Net Consideration                                         $2,097,500

           PURCHASE OF ADDITIONAL 20% INTEREST IN CHINESE VENTURE:

           Common Stock of the Company issued for the additional 20% ownership
           interest (100,000,000 shares at $0.155 per share)         $15,500,000
                                                                     -----------

           Total Consideration                                       $17,597,500
                                                                     ===========

           An internal valuation was performed to allocate the purchase price which determined that all of the purchase price should be allocated to Customer Contacts and Contracts with an amortization period of five years. During fiscal 2007 no amortization expense was recorded as the 60% interest was held less than two months and the contracts to which the excess purchase price was allocated have not commenced.

           There is no unaudited pro forma condensed results of operations presented, as the Company has not been able to obtain financial information from the Chinese Venture for periods prior to January 1, 2007.

NOTE O - FOREIGN OPERATIONS:

           Subsequent to the acquisition of the additional 20% interest in the Chinese Venture by the Company raising its ownership to 60% of the Chinese Venture on May 11, 2007, the majority of the Company's operating activities have been in China. The functional currency of the Chinese Venture is the Yuan and the financial statements of the Chinese Venture have been converted from Yuan to U.S. Dollars at the exchange rate in effect. There were no foreign currency gains or losses included in the June 30, 2007 Statement of Operations. A Foreign Currency Translation Adjustment of ($9,652) was included as a component of Shareholders' Equity at June 30, 2007 to reflect the change in value of assets and liabilities in the Chinese Venture's balance sheet.

           Accounts Receivable

           There was $31,806 US in accounts receivable in 2007, virtually all from the Chinese Joint Venture. These arose in part from customer purchases of taggant, scanners and other equipment and materials associated with trial and pilot runs associated with the Company's securing Chinese contracts. The Company believes that these accounts receivable will be collected in China in due course, given the fairly recent nature of the accounts receivable (at least according to Chinese standards), the ongoing nature of certain trial or pilot runs and relationship with Chinese customers, the relationships involving Chinese government entities, and the significance of the Joint Venture's continued efforts towards certain Chinese government-related initiatives.

NOTE P - SUBSEQUENT EVENTS:

           FINANCING / FUNDING

           The MacKay Group Limited (MKG) agreed on August 15, 2007 to provide the Company a line of credit in the amount of up to US$150,000 in accordance with the following terms and conditions,:

           o Repayment Term: one (1) year commencing from the receipt of each tranche of Funds (the "Repayment Term");
           o  Interest: 12% compound interest per annum;
           o  Prepayment: no prepayment without MKG's approval
           o  Convertibility:

           o At anytime during the Repayment Term, MKG has the right to convert the entire amount of principal and accrued interest or any portions thereof into the Company's common stock at a share price equal to the lesser of: (a) the 70% of the share price at the close of the market as of receipt of funds; or (b) the terms extended by the Company to a funder making a total equity investment of at least US$2 million or in connection with a merger/acquisition or change in control (the "Convert Rate");

           o Warrants: The Company shall issue to MKG without additional consideration, warrants to purchase that number of shares of the Company's common stock equal to the principal amounts advanced by MKG, exercisable at a share exercise price equal to the Convert Rate. The term for the warrants shall be five (5) years;

           MKG also executed on August 15, 2007 a memorandum of understanding ("MOU") with the Company, in which upon MKG's request, the Company will repay MKG for monies which MKG advanced to or for the Company or the Chinese Venture between May 30, 2006 and August 1, 2007, to help support the Chinese Venture (the "MKG Advanced China Funds"). To qualify for repayment, the MKG Advanced China Funds must be properly documented, must have been used solely for Chinese Venture and its operations related to the field of anti-counterfeiting and product authentication, and are subject to other requirements.

           Under the MOU, MKG and the Company shall work in good faith to agree upon the repayment terms and conditions, which shall be memorialized in a definitive written agreement(s). The parties agree that the repayment arrangement shall come in the form of a convertible note with appropriate compound interest with warrants. The terms and conditions shall be, at a minimum, comparable to those the Company has given to funders as of August 1, 2007. In the event that MKG is provided repayment terms by the Company which are more advantageous than those extended to other funders as of August 1, the Company's arrangement with other funders as of August 1, 2007 should be modified to provide the other funders with the same terms and conditions given by the Company to MKG. A copy of the memorandum of understanding between the Company and MKG was attached as an Exhibit to the Form 8-K filing.

           According to financial records relating to the Chinese Venture, to date MKG has advanced approximately US$1 million to or for the Chinese Venture and its anti-counterfeiting/ product authentication operations, and consistent with the aforementioned Binding Term Sheet anticipates advancing additional significant funds to or for the Chinese Venture. Funds advanced between May 30, 2006 and August 1, 2007 are subject to the documentation and other requirements in the MOU.

           BOARD OF DIRECTOR COMPENSATION AGREEMENT

           On August 16, 2007, the Company entered into an agreement with Li Ning, the CEO of the Company's Chinese Venture, to issue Li Ning ten million (10,000,000) restricted common shares in return for his serving as a member of the Company's Board of Directors and otherwise supporting the Company with regard to its initiatives in China. A copy of Registrant's agreement with Li Ning is attached to the Form 8-K as an Exhibit.

           MANAGEMENT CHANGES

           On August 17, 2007 the Company announced that to help best facilitate the development of the Chinese markets, that (1) Richard A. Bendis voluntarily resigns his positions of Company's chairman of the Board, chief executive officer, and president and as a director of the Company. Mr. Bendis will serve as a consultant to us and we have entered into a consulting agreement with Mr. Bendis; (2) James
           MacKay, who is involved in facilitating the development of the Chinese markets and who was the Company's former chairman of the Board, will serve as the Company's chairman of the Board; (3) Sergio Luz, who is also involved in facilitating the development of the Chinese markets, will serve as the Company's president; and (4) Li Ning, who is the chief executive officer of the Company's Chinese Venture and who is also involved in facilitating the development of the Chinese markets, joined the Company's Board.

           CUSTOMER CONTRACT

           Early in September 2007, the Company announced that the State General Administration for Quality Supervision, Inspection and Quarantine of the People's Republic of China ("AQSIQ") has agreed to supplementary provisions to its project cooperation agreement with our Chinese joint venture affiliate company, which establish details and a target pricing structure regarding the use of the Company's S-DNA and KMACK technologies for Chinese liquefied natural gas ("LNG") bottles, tanks, and other containers.

           AQSIQ's supplementary provisions require the Company's Chinese Venture to provide a special equipment security/safety logo, and to implement a special equipment identification security management system, for LNG containers throughout China. Based on official Chinese records, AQSIQ projects that there are currently a total of 130 million LNG tanks in China and that total is expected to increase by approximately 10 percent every year. AQSIQ wants the Company's Chinese Venture to complete marking of the LNG containers nationwide within 3 years, with marking to begin immediately in select areas.

           AQSIQ's supplementary provisions further require the Company's Chinese Venture to provide certain types of its proprietary SDNA readers/scanners to approximately 25,000 LNG gas stations and 15,000 manufacturers throughout China and to integrate the stations and manufacturers into a special equipment identification security management system.

           In its supplementary provisions, AQSIQ sets out certain "target" prices for the Company's Chinese Venture to provide (1) a special equipment identification security/safety logo for 130 million LNG tanks (a price for marking each LNG tank); (2) 50,000 of a certain type of its proprietary S-DNA readers/scanners; (3) 15,000 of another type of its proprietary S-DNA reader/scanner; and (4) an information management system for 50,000 platforms/ports for LNG gas stations, special equipment manufacturers and other entities in China.

           As set forth in more detail in the Company's Form 10-KSB, the most recent consultations between TPID Beijing and AQSIQ, have produced projections of total gross revenues over a 5-year period for the use of the Company's technology for LNG containers and other special equipment of approximately 9,971,150,000 Chinese Yuan, which equates to approximately $1,327,100,238.10 U.S. Dollars as of September 27, 2007. Continued consultation and coordination between AQSIQ and TPID Beijing are ongoing and the AQSIQ contract projections are subject to change and revision. The Company has not yet completed its analysis as to what would be net revenues. The Company anticipates it will be in a better position to more fully ascertain the expenses needed to implement this LNG tank phase of the AQSIQ project cooperation agreement as more details are gathered during the Company's Chinese Venture's continued coordination and consultation with AQSIQ, provincial and local authorities, LNG gas stations, and special equipment manufacturers.

NOTE Q - CERTAIN ITEM RECLASSIFICATIONS:

          Certain expenses and items from prior years were reclassified to, among other things, reflect current nature of certain arrangements. For instance, the $87,500 owed to Mr. MacKay, which was previously classified as payroll expense, has been reclassified as other expenses to, among other things, better reflect the consulting and other nature of that arrangement.