Form 10KSB/A
period 2007-06-30
TRUE PRODUCT ID, INC.
filed 2007-10-29
CIK 1011550

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $20,183,345 as of October 25, 2007 computed on the basis of the average of the bid and asked prices on such date.

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

Indicated by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act). Yes   No X

EXPLANATORY NOTE: This Annual Report on Form 10-KSB/A has been filed by the registrant to amend the Annual Report on Form 10-KSB filed by the Registrant on October 2, 2007 to include the information required to be disclosed by Items 9 through 14 of Part III on Form 10-KSB.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The  following  table sets forth  information  regarding  the  directors  of the
Corporation, all of which were appointed for a one-year term.
-------------------------------------    ---------------    --------------------------------------------------------------
    Name, Age and                         Year              Certain Other Information
Principal Occupation                      First
                                         Appointed
-------------------------------------    ---------------    --------------------------------------------------------------
-------------------------------------    ---------------    --------------------------------------------------------------
James MacKay (50),                         2006               Mr. MacKay is a global  entrepreneur and venture  capitalist
Chairman of True                                              respected by governments,  financiers,  businesses and other
Product ID, Inc.                                              organizations  throughout the world and has been involved in a number of international  multi-billion dollar projects. He has  been  approached  on some of his  ventures  by  leading government dignitaries and officials from France, the United
                                                              Kingdom,  the People's Republic of China, Japan,  Singapore,
                                                              India and the Philippines, among other countries. Mr. MacKay served as the Company's Interim Chairman from March 16, 2006 to  November  13,  2006,  and  rejoined  the  Company as its
                                                              Interim  Chairman on August 17, 2007.  He is the chairman of the Company's Chinese joint venture company affiliate,  True
                                                              Product ID  Technology  (Beijing)  Limited (the  "Chinese JV
                                                              Company").

-------------------------------------    ---------------    --------------------------------------------------------------
Sergio Luz (43),                           2007               Mr. Luz is a member of the board of directors of the Chinese
Director and President                                        JV  Company,  the  managing  director  of  Wanda  Technology
and Secretary of True                                         Limited,  a Hong Kong Company which develops and distributes
Product ID, Inc.                                              worldwide  consumer  goods  incorporating  innovative  solar energy  technology,  and the  manager  of  Sichuan  Valencia
                                                              Trading  Limited  ("SVTL"),   a  Chinese  limited  liability
                                                              company.  Mr. Luz's career to date has been diverse.  It has involved  countries around the world (mainland  China,  Hong
                                                              Kong, Macau, the United States,  Spain, and Sweden).  It has
                                                              involved   multiple   industries    (advanced    technology,
                                                              environmental,   consumer  goods   including   garments  and
                                                              apparel,  computers,  internet,  electronics,   tourism  and
                                                              hospitality,  and wine and spirits,  among  others).  It has
                                                              involved   multiple  areas,   fields  or  disciplines   (OEM
                                                              manufacturing,    including    electronics    and   computer
                                                              components;    international    sales   and    distribution;
                                                              international  trade and importing and  exporting;  research and development; operations; and management). Significantly, one of Mr.  Luz's  focuses  has been  "green"  environmental measures,  especially  those  which help  address  the rapid growth of the Chinese economy and the environmental concerns such  growth  presents.  Several of his  companies  focus on developing  innovative  technology  related  to  alternative energy such as solar energy, water treatment and filtration, and  recycling.  A graduate of La Salle College in Hong Kong and the Institute of Foreign  Language in Spain, in addition to SVTL and the Chinese JV Company, Mr. Luz is a director of several companies  including Wanda Technology,  Santaiwanda,
                                                              Valencia  Wine Trading,  and China  Fishery and  Agriculture
                                                              Bioenvironmental Technology, among others.





-------------------------------------    ---------------    --------------------------------------------------------------
Michael J. Antonopolos (55),               2007               Mr.  Antonopolos is a 32-year veteran of the commercial real
(55), Director                                                estate  industry  and is a principal of a firm he started in
                                                              2000  which  provides  debt and equity for a variety of real estate  investments.  As a partner in a privately  held real estate investment fund, Mr.  Antonopolos was instrumental in
                                                              raising  and  placing  over  $700   million  in   investment
                                                              opportunities.  He has been involved in the  development  of over 7 million square feet of office, retail, and industrial properties and has negotiated lease and equity  transactions valued at more than $9 billion.  Mr.  Antonopolos was also a part  of a 23  person  strategic  task  force  charged  with preparing  a  5-year  strategic  plan  for  a  $350  million international service company. Prior to 2000, Mr. Antonoplos was  Senior  Vice  President  and  Managing  Director  for a
                                                              national real estate services  company where he directed all corporate advisory activities throughout the Eastern U.S. In this capacity,  Mr. Antonoplos  advised corporate clients on administration  and strategic  implementation  of their real estate portfolios, which exceeded $7 billion in total value.

-------------------------------------    ---------------    --------------------------------------------------------------
Li Ning (47), Director                   2007                 Mr.  Li is the  chief  executive  officer  of the  Company's
                                                              Chinese JV Company.  Prior to his corporate  career,  Mr. Li
                                                              formerly   served  as  a  senior  officer  in  the  People's
                                                              Liberation Army (PLA).  After graduating from the PLA Sports
                                                              Institute,  Mr. Li  furthered  his  education at The Central
                                                              Party School's University of Economic  Management.  He later attended  the School of  Economics &  Management  at Kunming
                                                              Polytechnic  University,  where he  obtained  his Masters of
                                                              Economics.  Before  heading  TPID  Beijing,  Mr. Li formerly served as  Director of  Guangzhou  Bai Yi  Technology  Ltd.,
                                                              General  Manager  of  Beijing  Satellite  Technology  Center
                                                              Limited,  Executive  CEO of Beijing  Xin Wan  Communications
                                                              Ltd.,  Legal   Representative   of  Yunnan  Security  System
                                                              Integration   Ltd,   General   Manager  of  Beijing  Yi  Jun
                                                              Investment   Management  Limited,  and  Chairman  and  Legal
                                                              Representative of Beijing Xinyun Zexin Technology Limited.


Mr. MacKay rejoined the Board of Directors (the "Board") on August 17, 2007 after resigning from the Board on March 12, 2007. Mr. Li joined the Board on August 17, 2007. Mr. Bendis resigned from the Board on August 17, 2007.

                               EXECUTIVE OFFICERS

Name                               Age               Position Held
----                               ---               -------------
Sergio Luz                         43                President, Secretary, and Director
Richard A. Bendis                  61                Former President, Secretary, Chief Executive Officer and Director


Mr. Bendis resigned from the Board and as President and Chief Executive Officer on August 17, 2007. For additional information regarding MacKay and Luz please see the information provided above regarding directors.

BOARD OF DIRECTORS AND COMMITTEES
The Board currently has four directors. On March 16, 2006 the Corporation (then d/b/a ONTV Inc.) experienced a "Change in Control" and is in the process of reorganizing its corporate governance. The Corporation currently does not have regular Board meetings but the directors consult on significant matters affecting the Corporation. The Corporation also does not have an Audit
Committee. In the fiscal year ending June 30, 2008, the Corporation expects to hold regular Board meeting, to increase the size of the Board and to constitute
Board committees including a Audit, Nominating and Compensation Committees.

The Corporation currently does not have a Code of Ethics but expects to develop one during the fiscal year ending June 30, 2008.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of common stock and other equity securities of ours with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners. During the fiscal year ended June 30, 2007, we believe that all of our executive officers, directors and greater than 10% beneficial owners complied with all applicable
Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Because the Corporation is a development stage enterprise and is in the process of constituting a Board and as yet has not established any Board Committees, the Corporation has not yet developed a compensation philosophy but expect to start on this process in the fiscal year ending June 30, 2008. To date the officers and directors of the Corporation have not received any cash compensation for their services.

The Corporation does not maintain any equity ownership  guidelines for our Named
Executive Officers ("NEO").

Summary Compensation Table
The  following  table  sets  forth for the  fiscal  year  ended  June 30,  2007, compensation  awarded to, paid to, or earned by, our Chief Executive Officer and our Chief Financial  Officer who served in such capacity during such fiscal year
(the "Named Executive Officers"):
                                                                                                          Pension
                                                                                                          Value and
                                                                                                          Nonqualified
                                                                                         Non-Equity       Deferred      All Other
Name and                              Salary                      Stock   Option         Incentive Plan   Compensation  Compensation
Principal                                       Bonus  Award(s)   Awards  Compensation   Earnings         (B)
Position                        Year   ($)      ($)      ($)       ($)    ($)            ($)              ($) Total
James MacKay, Chairman,(A)(C)   2007  300,000   --     2,769,197  --       --             --              --            3,069,197
Richard Bendis, President, CEO,
 CFO And Director,(B)(C)        2007  500,000   --     2,123,051  --       --             --              --            2,623,051

Mr. Bendis resigned from the Board and as President and Chief Executive Officer on August 17, 2007. (A) In November 2006, the Company entered into a Consulting Agreement with James MacKay ("MacKay") for a three-year term with annual compensation of $300,000. At June 30, 2007 Mr. MacKay is owed $387,500 under the agreement. On August 17, 2007, Mr. MacKay rejoined the Company as Chairman of the Board upon the resignation of Mr. Bendis.

In March 2006, the Corporation entered into an Executive Employment Agreement with Richard A. Bendis ("Bendis"), where Bendis will serve as the Corporation's President and Chief Executive Officer for a three-year term, with annual compensation of $500,000. At June 30, 2007 Mr. Bendis is owed $645,833 under the agreement. Additionally, the Corporation's accrued liabilities at June 30, 2007 include $49,973 representing unreimbursed employee expenditures primarily for travel.

On November 11, 2006 Mr. MacKay was to receive 15% of the then outstanding shares of common stock in the Corporation. The common shares to be received by Mr. Mackay shall be immediately vested to him. On November 13, 2006 Mr. MacKay vested  39,559,961  shares  of the  Corporation's  common  stock  as part of the aforementioned Services Agreement.  The common shares of the Corporation's stock closed trading on November 13, 2006 at $0.07 per share  resulting in a valuation of  $2,769,197,  which was expensed in the quarter ended  December 31, 2006. Mr.
MacKay's  common  shares  vested to him prior to the vesting of common shares to
Mr.  Bendis.  As part of the  aforementioned  Agreement  with  Mr.  MacKay,  the
Corporation  has agreed to pay Mr. Mackay a  funding-related  incentive of 2% of the gross  proceeds  received by the  Corporation  as a result of any funding or financing,  which  arose  in whole or in part  from  the Mr.  MacKay's  efforts.
Funding or  financings  shall be deemed to have  arisen in whole or in part from the Mr.  MacKay's  efforts,  where:  (a) the  funding  or  financing  entity was
introduced  to  the   Corporation  by  the  Mr.  MacKay's  and/or  his  contacts unaffiliated  with the  Corporation;  (b) Mr.  MacKay  actively took part in the negotiations  related  to the  funding  or  financing;  or (c)  the  funding  or financing would not have been secured but for Mr. MacKay's presence or efforts

(B) Mr. Bendis was entitled to receive the following compensation in addition to his salary in accordance with the Executive Employment Agreement ("Agreement") entered with him in March 2006. The Agreement has a three-year term:

Mr. Bendis was issued shares of the Corporation's common stock equal to ten percent (10%) of the number of outstanding shares of the Corporation existing as of November 12, 2006. On November 13, 2006 Mr. Bendis vested 30,329,303 shares of the Corporation's common stock as part of the aforementioned Executive
Employment Agreement. The common shares of the Corporation's stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,123,051, which was expensed in the quarter ended December 31, 2006. Mr.
Bendis resigned from the Board and as President and Chief Executive Officer on August 17, 2007.

(C) On August 17, 2007,  the  Company's  Board also  approved  that both Messrs.
Bendis and MacKay shall have the right, but not the obligation, to convert any monies (including, but not limited to, wages, consulting fees, and expenses) they are owed by the Companies under their executive employment and consulting agreements into common shares of the Company at a share price equal to the share price of the Company's common stock at the close of the market on the date the Company first receives funds under the new MacKay Group Limited line of credit.
On August 2, 2007, US$12,500,  plus a US$35 wire fee, was advanced by the MacKay
Group Limited to the Company. The common shares of the Company's stock closed trading on August 2, 2007 at $0.05 per share. The Board also authorized the Company to amend Bendis' and MacKay's executive employment and consulting agreements accordingly.

COMPENSATION OF DIRECTORS
The following table sets forth the compensation paid to our directors in 2007.
                       Fees
                       Earned
                       or                                     Non-Equity        Nonqualified
                       Paid in      Stock        Option       Incentive Plan    Deferred       All Other
                       Cash         Awards       Awards       Compensation      Compensation   Compensation  Total
        Name           ($)          ($)           ($)          ($)               ($)            ($)          ($)
        (a)            (b)          (c)           (d)          (e)               (f)            (g)          (h)
Richard A. Bendis      $0           $0           --           --                --              --           $0
James MacKay           $0           $0           --           --                --              --           $0
Michael Antonopolos    $0           $110,000     --           --                --              --           $110,000
Sergio Luz             $0           $0           --           --                --              --           $0


Michael Antonoplos was appointed to the Company's Board in April 2007. On June 14, 2007, the Company agreed that Antonoplos' compensation for serving on the Board would be 1,000,000 shares of the Company's restricted common stock. The common shares of the Company's stock closed trading on June 14, 2007 at $0.11 per share. The issuance of these shares is being deferred until the Company develops a comprehensive compensation policy for its directors.

On August 16, 2007 the Company entered into an agreement with Li Ning to issue him ten million (10,000,000) restricted common shares in return for his serving as a member of the Company's Board and otherwise supporting the Company with regard to its initiatives in China. The common shares of the Company's stock closed trading on August 16, 2007 at $0.06 per share resulting in a valuation of

$600,000, which will be expenses in the first fiscal quarter (September 30, 2007) of Fiscal 2008. As this is a Fiscal 2008 event, it was not included in the above Fiscal 2007 table.

EMPLOYMENT   AGREEMENTS,   TERMINATION  OF  EMPLOYMENT   AND   CHANGE-IN-CONTROL
ARRANGEMENT
Mr. Bendis had an employment agreement dated March 2006 for a three-year term. The agreement provided for a $500,000 annual base salary. Upon a change in control event regarding the Corporation, Mr. Bendis is to receive one-year's base compensation plus related benefits as severance. On August 17, 2007 Mr. Bendis voluntarily resigned from the Company and terminated his employment agreement without further compensation. Mr. Bendis agreed to act as a consultant for the Corporation.

On August 17, 2007 the Company's Board also approved that both Bendis and MacKay shall have the right, but not the obligation, to convert any monies (including, but not limited to, wages, consulting fees, and expenses) they are owed by the Companies under their executive employment and consulting agreements into common shares of the Company at a share price equal to the share price of the Company's common stock at the close of the market on the date the Company first receives funds under the new MacKay Group Limited line of credit. On August 2, 2007, US$12,500, plus a US$35 wire fee, was advanced by the MacKay Group Limited to the Company. The common shares of the Company's stock closed trading on August 2, 2007 at $0.05 per share. The Board also authorizes the Company to amend Bendis' and MacKay's executive employment and consulting agreements accordingly.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following  table sets forth  information  with
respect to the beneficial ownership of the Corporation's Common Stock as of September 30, 2007 by:
     o Each person who is known by us to beneficially own 5% or more of our outstanding common stock;
     o    Each of our  executive  officers  named  in the  Summary  Compensation
          Table;
     o    Each of our directors; and
     o    All of our officers and directors as a group.
Beneficial ownership is determined in accordance with SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions and also any shares of Common Stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after September 30, 2007 Beneficial ownership calculations for 5% stockholders are based solely on publicly-filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the SEC. The inclusion of any shares of stock deemed to be beneficially owned does not constitute an admission of beneficial ownership of those shares. Except as otherwise indicated, and subject to applicable community property laws, to the Corporation's knowledge, the persons named below have sole voting and investment power with respect to all shares of Common Stock held by them as of September 30, 2007. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Corporate Secretary, True Product ID, Inc., 2600 Center Square West, 1500 Market Street, Philadelphia, PA 19102.
                                                                   PERCENTAGE
                                            AMOUNT AND NATURE      OF CLASS
                                            OF BENEFICIAL          OF COMMON
NAME OF BENEFICIAL OWNER                    OWNERSHIP OF STOCK     SHARES OWNED
------------------------                    ------------------     ------------
James MacKay (1)(3)                                 66,875,750             14.9
Richard A. Bendis (4) (5)                           30,460,881              6.8
Li Ning (2)                                         10,000,000              2.2
Sergio Luz (1)(2)                                          -0-                0
Michael Antonopolos (1)(6)                           1,000,000              0.2
Sichuan Valencia Trading Limited  (7)              100,000,000             22.2

All of our directors and officers as
a group including those named above
(4 persons)(8)                                      77,875,750             17.3

     (1)  Director

     (2)  Officer
     (3) Includes 39,559,961 shares of Common Stock issued to MacKay pursuant to his Consulting Agreement, as well as shares received as a result of the May 2006 issuance of dividend shares. The above table also reflects the Corporation's obligation under the Consulting Agreement to issue to Mr. MacKay 1,000,000 shares of Series B Preferred Stock of the Corporation convertible on a 1 to 1 basis into 1,000,000 shares of the Corporation's common stock.
     (4) Includes 30,329,303 shares of Common Stock that vested to Mr. Bendis on November 13, 2006.
     (5) Former Officer and Director. Mr. Bendis resigned from the Board and as President and Chief Executive Officer on August 17, 2007.
     (6) On June 14, 2007, the Company agreed that Antonoplos' compensation for serving on the Board would be 1,000,000 shares of the Company's restricted common stock. The common shares of the Company's stock closed trading on June 14, 2007 at $0.11 per share. The issuance of these shares is being deferred until the Company develops a comprehensive compensation policy for its directors.
     (7) Consists of 100,000,000 shares of Common Stock received upon the sale of an additional 20% interest in the Chinese Joint Venture to the Corporation on May 11, 2007. SVTL is located at Guojia Bridge West Street, 9-3-48, Chengdu 610041, Sichuan Province, China.
     (8)  Includes the items noted in (4) above.

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

On June 12, 2007, the Corporation entered into a fund-raising agreement with Mr. Antonopolos that provided that:
(1) in the event he introduces a potential funding or financing source for the Corporation and that source directly or indirectly provides funding or financing to the Corporation through itself or one of its affiliates or relationships in an amount of up to Two Million U.S. Dollars (US$2,000,000), the Corporation will pay you or one of your affiliated entities:
(a) five percent (5%) of such monies raised in cash upon the Corporation's receipt of such funds; and
(b) five  percent (5%) of such monies
raised in restricted common stock of the Corporation based on the Corporation's share price at the close of the market on the business day before the date the Corporation receives such funds, which shall be issued and shall vest immediately upon receipt of such funds; and
(2) In the event you introduce a potential funding or financing source for the Corporation and that source directly or indirectly provides funding or financing to the Corporation through itself or one of its affiliates or relationships in an amount over Two Million U.S. Dollars (US$2,000,000), the Corporation will pay you or one of your affiliated Entities four percent (4%) of such funds raised over and above US$2 Million.

On August 15, 2007, The MacKay Group Limited ("MKG"), of which Mr. MacKay is a principal, executed a binding term sheet to provide the Corporation with a line of credit of up to One Hundred Fifty Thousand Dollars (US$150,000) to help fund the initiatives and operations in China and the U.S. The terms and conditions were as follows:
REPAYMENT TERM: one (1) year commencing from the receipt of each tranche of Funds (the "Repayment Term");
INTEREST: 12% compound interest per annum;
PREPAYMENT: no prepayment without MKG's approval
CONVERTIBILITY: At anytime during the Repayment Term, MKG has the right to convert the entire amount of principal and accrued interest or any portions thereof into shares of the Corporation at a share price equal to the lesser of:
(a) the 70% of the share price at the close of the market as of receipt of funds; or (b) the terms extended by the Corporation to a funder making a total equity investment of at least US$2 million or in connection with a merger/acquisition or change in control (the "Convert Rate");

WARRANTS: The Corporation shall issue to MKG without additional consideration warrants to purchase that number of shares of the Corporation's common stock equal to the principal amounts advanced by MKG, exercisable at a share exercise price equal to the Convert Rate. The term for the warrants shall be five (5) years.

On August 15, 2007 MKG entered into a memorandum of understanding ("MOU") with The Corporation, in which upon MKG's request, the Corporation will repay MKG for monies which MKG advanced to or for the Corporation or TPID Beijing, between May 30, 2006 and August 1, 2007, to help support TPID Beijing's operations in China (the "MKG Advanced China Funds"). To qualify for repayment, the MKG Advanced China Funds must be properly documented, must have been used solely for TPID JV and its operations related to the field of anti-counterfeiting and product authentication, and are subject to other requirements. Under the MOU, MKG and the Corporation shall work in good faith to agree upon the repayment terms and conditions, which shall be memorialized in a definitive written agreement(s). The parties agree that the repayment arrangement shall come in the form of a convertible note with appropriate compound interest with warrants. The terms and conditions shall be, at a minimum, comparable to those the Corporation has given to funders as of August 1, 2007. In the event that MKG is provided repayment terms by the Corporation, which are more advantageous than those, extended to other funders as of August 1, 2007, the Corporation's arrangement with other funders as of August 1, 2007 should be modified to provide the other funders with the same terms and conditions given by the Corporation to MKG. According to financial records relating to TPID Beijing, to date MKG has advanced approximately US$1 million to or for TPID Beijing and its anti-counterfeiting/ product authentication operations, and consistent with the aforementioned Binding Term Sheet anticipates advancing additional significant funds to or for TPID Beijing. Funds advanced between May 30, 2006 and August 1, 2007 are subject to the documentation and other requirements in the MOU.

On August 16, 2007, the Corporation entered into an agreement with Li Ning to issue him 10,000,000 restricted common shares in return for his serving as a member of the Corporation's Board and otherwise supporting the Corporation with regard to its initiatives in China. The common shares of the Corporation's stock closed trading on August 16, 2007 at $0.06 per share resulting in a valuation of $600,000, which will be expensed in the quarter ending December 31, 2007.

Other than the transactions disclosed herein, we have not entered into any material transactions with any director, executive officer, beneficial owner of five percent (5%) or more of our Common Stock, or family members of such person, in which the amount involved exceeds $60,000.

DIRECTOR INDEPENDENCE
Our Board of Directors is comprised of four individuals, one of whom (Mr. Antonopolos) the Company has determined is independent under SEC rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
During the fiscal years ended June 30, 2007 and 2006, Rotenberg & Co. LLP, acted
as  our   independent   auditors  and  aggregate   fees  billed  various  audit,
audit-related and non-audit services and were as follows:

                                                       2006           2007
--------------------------------------------------------------------------------
Audit Fees (1)                                     $     32,150   $     20,500
Audit-Related Fees (2)                                    2,175             --
Tax Fees (3)                                              5,290             --
All Other Fees (4)                                           --             --
                                                      ---------     ----------
                                                   $     39,615   $     20,500
--------------------------------------------------------------------------------
(1) Audit fees were for professional services rendered for the audits of the Corporation's financial statements, quarterly review of the financial statements included in the Corporation's Quarterly Reports on Form 10-QSB, or services that are normally provided by, Rotenberg & Co. LLP in connection with the statutory and regulatory filings or engagements for the fiscal years ended June 30, 2007 and 2006, respectively.

(2) Fees paid in connection with audit-related matters.
(3) Tax fees include tax return preparation, tax compliance, tax planning and tax advice.
(4) Rotenberg & Co. LLP did not bill us any additional fees that are not disclosed under "Audit Fees," "Audit-Related Fees" or "Tax Fees."

As the Corporation does not have a formal Audit Committee, the Board pre-approves the provision of all audit and non-audit services (including tax services) by the independent auditors and also approves all audit and non-audit engagement fees and terms with the independent auditors. During fiscal years ended June 30, 2007 and 2006, all of the services related to the audit and other fees described above were pre-approved by the Corporation's Board and none were provided pursuant to any waiver of the pre-approval requirement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRUE PRODUCT ID, INC.

                                        /s/ Sergio Luz
                                        ---------------------
                                        Sergio Luz
                                        President

Date: October 29, 2007

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Sergio Luz                           Dated: October 29, 2007
----------------------
Sergio Luz
President and Director