Form 10QSB
period 2007-09-30
TRUE PRODUCT ID, INC.
filed 2007-11-14
CIK 1011550

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED September 30, 2007

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-29249

                   TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                     16-1499611
 (State or other jurisdiction of incorporation              (I.R.S. Employer
   or organization)                                          Identification No.)

          1615 WALNUT STREET, 3RD FLOOR
          PHILADELPHIA, PENNSYLVANIA                               19103
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

As of November 2, 2007 there were 450,622,336 shares of the registrant's Common Stock outstanding.

Indicated by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act). Yes     No  X
                                    ---    ----

TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)

(A DELAWARE CORPORATION)

PHILADELPHIA, PENNSYLVANIA



TABLE OF CONTENTS
--------------------------------------------------------------------------------


Consolidated Balance Sheets at September 30, 2007 (Unaudited) and
June 30, 2006                                                                F-2

Consolidated Statements of Operations for the Three Months Ended
September 30, 2007 and 2006 (Unaudited)                                      F-3

Consolidated Statements of Operations for the Nine Months Ended
March 31, 2007 and 2006 (Unaudited)                                          F-4

Notes to Consolidated Financial Statements                                   F-5




TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED BALANCE SHEETS
=======================================================================================================================
                                                                                (UNAUDITED)
                                                                                 September 30,            June 30,
                                                                                    2007                    2007
-----------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents                                                     $          16,488       $        42,774
Accounts Receivable                                                                     111,293                31,806
Prepaid Expenses                                                                          1,000                 2,933
-----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                    128,781                77,513

Fixed Assets - Net of Accumulated Depreciation                                          132,214               136,305
Interest Receivable - Related Party                                                      34,501                30,188
Investment in and Loans to Chinese Joint Venture                                      2,347,500                     -
Note Receivable - Related Party                                                         300,000               300,000
Intangible Assets - Net of Accumulated Amortization                                  17,601,103            17,601,191
Technology License - Net of Accumulated Amortization                                    506,593               521,566
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $18,703,192           $18,666,763
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                                          $      1,629,968     $       1,345,642
Line of Credit Related Party Loan                                                        52,451                     -
Current portion of capital lease                                                          8,148                 7,351
Note Payable                                                                            246,836               218,410
-----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                             1,937,403             1,572,403

OTHER LIABILITIES
Note Payable - SSTY                                                                   1,068,164             1,095,590
Long - term portion of capital lease                                                     34,022                35,989
Accrued Expenses - Related Party                                                        521,500               521,500
Due to Related Party                                                                    176,240               176,240
-----------------------------------------------------------------------------------------------------------------------
CONVERTIBLE DEBENTURE                                                                   500,000               500,000
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     4,237,329             3,901,722
-----------------------------------------------------------------------------------------------------------------------
Minority Interest                                                                      (127,029)             (124,466)

STOCKHOLDERS' EQUITY
Common Stock:  $.001 Par; 1,000,000,000 Shares Authorized;
450,622,336 and 440,622,336 Shares Issued and Outstanding,
respectively;
Shares Outstanding, respectively                                                        450,622               440,622
Additional Paid-In Capital                                                           23,808,983            23,123,913
Accumulated Deficit                                                                  (9,651,938)           (8,663,876)
-----------------------------------------------------------------------------------------------------------------------
                                                                                     14,607,667            14,900,659
Less: Stock Held in Trust                                                                 1,500                 1,500
Accumulated other comprehensive loss                                                    (13,272)               (9,652)
=======================================================================================================================
Total Stockholders' Equity                                                           14,592,892            14,889,507

=======================================================================================================================

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $     18,6703,192        $   18,666,763





TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
===================================================================================================================================

                                                                                        Cumulative
                                                    Quarter Ended                          Since
                                                    September 30                      Reorganization
                                                                                     (October 1, 2005
                                                                                      to September 30,
                                                           2007            2006            2007)
----------------------------------------------------------------------------------------------------

REVENUES, NET OF RETURNS                              $          -   $           -   $            -
----------------------------------------------------------------------------------------------------

EXPENSES
Amortization and Depreciation                               22,991          14,973           105,353
Technology License Fee                                           -         225,000           637,500
Officer and Director Compensation                          767,500         200,000         6,823,081
Other                                                      256,279         121,576           728,066
----------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                           1,046,770         561,549         8,294,000
----------------------------------------------------------------------------------------------------
LOSS BEFORE OTHER INCOME AND
 PROVISION FOR INCOME TAXES                             (1,046,770)       (561,549)       (8,294,000)

OTHER INCOME / (EXPENSE)
Loss on Equity Investment                                        -               -           (65,513)
Interest Expense                                           (11,548)              -           (30,745)
Interest Income - Related Party                              4,313           4,313            34,501
Interest Income                                                  -               -                 -
----------------------------------------------------------------------------------------------------
LOSS BEFORE PROVISION FOR INCOME TAXES,
Minority Interest and Discontinued Operations           (1,054,005)        (557,236)      (8,355,560)

Provision for Income Taxes                                       -               -                 -
----------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                    (1,054,005)        (557,236)       (8,355,560)
----------------------------------------------------------------------------------------------------
Minority Interest                                           65,943               -             93,222
----------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
Loss from Operations of Disposed Subsidiaries, Net               -               -           (10,245)
of Taxes
Loss from Disposal of Subsidiaries, Net of Taxes                 -               -          (523,983)
----------------------------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS                                -               -          (534,228)
----------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                              $     (998,062) $    (557,236)  $    (8,796,566)
====================================================================================================
Other Comprehensive Loss:
Foreign curency Translation Adjustment                       (3,623)             -           (13,275)
====================================================================================================
Total Comprehensive Income                           $   (1,001,685) $    (557,236)  $    (8,809,841)
====================================================================================================
====================================================================================================
EARNINGS PER SHARE
====================================================================================================
Weighted Average Number of Common                       445,513,640    258,439,165       450,622,336
Shares Outstanding - Basic and Diluted

Earnings Per Common Share
- Basic and Diluted
  Loss from Operations                               $      (0.00)   $      (0.00)   $         0.02)
  Income (Loss) from                                        (0.00)          (0.00)            (0.00)
Discontinued Operations
----------------------------------------------------------------------------------------------------
Net Income (Loss)                                    $      (0.00)   $      (0.00)   $        (0.02)
====================================================================================================





TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
=========================================================================================================
                                                                                             Cumulative
                                                                                               Since
                                                                                           Reorganization
                                                                                            (October 1,
                                                                                               2005
                                                                                            To September
Nine Months Ended March 31,                                          2007            2006     30,2007)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD                                        $  (988,062)   $  (557,236)   $(8,796,566)

ADJUSTMENTS TO RECONCILE NET LOSS FOR THE PERIOD TO NET CASH
FLOWS FROM OPERATING ACTIVITIES:

Depreciation and amortization                                       22,991         14,973        105,353
Stock based compensation                                           600,000              -      5,602,248
Issuance of common stock for consulting fees                             -         62,500         62,500
Loss from Equity Investment                                              -              -         65,513
Loss on Disposal of Subsidiaries                                         -              -        523,983
Loss from Operations of Disposed Subsidiaries                            -              -         10,245
Foreign Currency Transaction                                        (3,623)             -        (13,275)
Minority Interest                                                  (65,943)             -        (93,222)

CHANGES IN ASSETS AND LIABILITIES:
Accounts Receivable                                                (79,487)             -        (79,887)
Prepaid Expenses                                                     1,933              -            686
Interest Receivable - Related Party                                 (4,313)        (4,313)       (34,501)
Accounts Payable and Accrued Expenses                              284,326        484,076      1,890,490
Accrued Expenses - Related Party                                      --           48,500         87,500
=========================================================================================================
NET CASH FLOWS FROM OPERATING ACTIVITIES                          (232,178)             -       (668,933)
=========================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Convertible Debentures                             -              -        500,000
Proceeds from Equity Financing by Chinese Venture                  158,450              -        204,464
Proceeds from Line of Credit                                        52,451              -         52,451
Repayment of Debt                                                   (1,170)             -       (102,886)
=========================================================================================================
NET CASH FLOWS FROM INVESTING ACTIVITIES                           209,731              -        654,029
=========================================================================================================
=========================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES
Cash and Cash Equivalents in Acquired Equity                             -              -         43,422
Purchase of Fixed Assets                                            (3,839)             -        (12,030)
Cash and Cash Equivalents in Disposed
Subsidiaries                                                          --                -        (50,823)
=========================================================================================================
NET CASH FLOWS FROM INVESTING ACTIVITIES                            (3,839)             -        (19,431)
=========================================================================================================
NET CHANGE IN CASH AND CASH EQUIVALENTS                            (26,286)             -        (34,335)

Cash and Cash Equivalents - Beginning Year                          42,774              -         50,823
=========================================================================================================
CASH AND CASH EQUIVALENTS - END OF PERIOD                      $    16,488       $      -      $  16,488
---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
=========================================================================================================

Interest Paid                                                  $       789       $      -      $       -
=========================================================================================================
=========================================================================================================





TRUE PRODUCT ID, INC. (FORMERLY ONTV, INC.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
PHILADELPHIA, PENNSYLVANIA


CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
=========================================================================================================================
                                                                                                          Cumulative
                                                                                                     Since Reorganization
                                                                                                       (October 1, 2005
Three Months Ended September 30,                                            2007            2006     To September 30, 2007
-------------------------------------------------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
=========================================================================================================================

ISSUANCE OF COMMON STOCK AS PART OF CONSULTING AGREEMENT            $    62,500      $        -         $       62,500

ISSUANCE OF COMMON STOCK AND NOTES PAYABLE AND ELIMINATION          $         -      $        -         $   17,597,500
OF ACCRUED ROYALTY AS PART OF ACQUISITION OF 60% INTEREST IN
CHINESE JOINT VENTURE

ISSUANCE OF COMMON STOCK TO EXECUTIVE OFFICERS AS PART              $         -      $        -         $    4,892,248
OF SERVICES AND EMPLOYMENT AGREEMENTS

ISSUANCE OF COMMON STOCK TO DIRECTOR FOR                            $   600,000      $        -         $      710,000
COMPENSATION FOR HIS SERVICES

SALE OF SUBSIDIARY VIA THE ISSUANCE OF NOTE RECEIVABLE              $         -      $        -         $      300,000

ISSUANCE OF COMMON AND PREFERRED STOCK FOR ACQUISITION OF           $         -      $        -         $      598,927
TECHNOLOGY LICENSE

ASSETS AND LIABILITIES TRANSFERRED TO RELATED PARTY
  IN CONNECTION WITH SALE OF SUBSIDIARIES:
  Cash and Cash Equivalents                                         $  -             $        -         $       50,823
  Inventory                                                         $  -             $        -         $      296,544
  Property and Equipment                                            $  -             $        -         $       54,189
  Accounts Receivable - Related Party                               $  -             $        -         $       37,850
  Deposits                                                          $  -             $        -         $        6,667
  Due from Officer                                                  $  -             $        -         $       82,193
  Intangible Assets                                                 $  -             $        -         $      260,542
  Investments in Affiliates                                         $  -             $        -         $      107,561
  Accounts Payable and Accrued Expenses                             $  -             $        -         $    (210,769)
  Debt                                                              $  -             $        -         $      (6,321)
  Due to Related Party                                              $  -             $        -         $      137,240
  Treasury Stock                                                    $  -             $        -         $       17,709
=========================================================================================================================


TRUE PRODUCT ID, INC.

(A DELAWARE CORPORATION)

PHILADELPHIA, PENNSYLVANIA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

 The condensed consolidated financial statements of True Product ID, Inc. ("TPID US") & Subsidiaries (the "Company") included herein have been prepared by the
Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Subsequent to TPID US' May 11, 2007 acquisition of an additional 20% ownership interest in True Product ID Technology (Beijing) Limited (the "Chinese JV Company") raising its ownership interest to 60% and giving TPID US control of the Chinese JV Company, the accounts of the Chinese JV Company are fully consolidated with the accompanying minority interest reflected. Prior to May 11, 2007 but subsequent to TPID US' January 5, 2007 acquisition of its initial 40% ownership of the Chinese JV Company, TPID US accounted for its investment under the equity method of accounting whereby TPID US recognized its proportional share of the Chinese JV Company's net income / loss on the Statement of Operations under the caption "Loss on Equity Investment". All material inter-company transactions have been eliminated in consolidation.

In preparing its consolidated financial statements, the Company included only expenses and other financial information of the consolidated Chinese JV Company from May 2007. It was May 2007 when TPID US acquired majority ownership and control of the Chinese JV Company. TPID US did not include the expenses and other financial information of the consolidated Chinese JV Company for the whole entire fiscal year. This method of presentation is consistent with Accounting Research Bulletin (ARB) 51, including paragraph 11 thereof.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have any effect on the Company's results of operations, cash flows, or financial condition.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for the Company's fiscal year beginning July 1, 2007. The adoption of SFAS No. 157 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing this standard is as follows:
"to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions." The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Statement 159 is effective as of the beginning of the Company's fiscal 2008 (July 1, 2007). The adoption of FASB Statement 159 did not have a material effect on the Company's results of operations, cash flows, or financial condition.

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

Estimated annual amortization expense for the five years succeeding March 31, 2007 is as follows:

              2007           2008             2009           2010          2011
      -------------------------------------------------------------------------
           $59,893        $59,893          $59,893        $59,893       $59,893
      =========================================================================

On March 21, 2006, Daniel M. Fasano, the Company's former president and director, sold 20,000 shares of the Series A Preferred Stock owned and under his control, to STC, a related party.

As a result of the above transactions, there has been a change in control of the Company, as STC owned and/or controlled 78.8% of the outstanding common stock voting rights of the Company as of March 21, 2006.

An additional 154,919,125 shares were issued for the purchase of the technology license.

The outstanding preferred shares were cancelled.

In May 2006 the stockholders of STC were issued a stock dividend of 1 share of True Product ID, Inc. (TPDI) (formerly ONTV, Inc.) for every 19 shares of STC that each STC stockholder owned. The Payable Date for these dividend shares was May 30, 2006. The Payable Date was the date the Company's transfer agent issued and mailed the stock dividend certificates to STC shareholders as of the May 25, 2006 Record Date.

NOTE D - EMPLOYMENT, CONSULTING AND SERVICE AGREEMENTS

Starting  March 2006 James MacKay  ("MacKay")  agreed to serve as the  Company's
Chairman  of the  Board  of  Directors  for a  three-year  term  with an  annual compensation of $300,000. As reported in the Company's Form 10-KSB/A filed November 13, 2006, the Company and MacKay entered into a formal consulting agreement, memorializing their arrangement on November 11, 2006. A copy of MacKay's November 11, 2006 Consulting Agreement with the Company is attached as an exhibit to the Company's November 13, 2006 Form 10-KSB/A. At September 30, 2007 Mr. MacKay is owed $462,500 representing all compensation earned by him since he joined the Company. On November 13, 2006 Mr. MacKay vested 39,559,961 shares of the Company's common stock as part of the aforementioned Services Agreement. The common shares of the Company's stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,769,197, which was expensed in the quarter ending December 31, 2006. Mr. MacKay's common shares vested to him prior to the vesting of common shares to Mr. Bendis.

On March 12, 2007 James MacKay resigned as the interim Chairman of the Board and a director of the Company. The Company's then Chief Executive Officer and President, Richard A. Bendis, replaced Mr. MacKay as the Chairman of the Board. Mr. MacKay continued to support the Company's initiatives in China and elsewhere.

In March 2006 the Company entered into an Executive Employment Agreement with Richard A. Bendis ("Bendis"), where Bendis will serve as the Company's President and Chief Executive Officer for a three-year term, with annual compensation of $500,000. At September 30, 2007 Mr. Bendis is owed $708,333 and $30,000 respectively, representing all compensation earned by him during his employment with the Company and under his consulting agreement with the Company subsequent to his resignation from the Company respectively. The aforementioned consulting agreement with Mr. Bendis was entered into on August 9, 2007 upon his voluntary resignation as the Company's Chairman, CEO, and President. The term of the consulting agreement is 1 year unless terminated pursuant to the terms of the agreement. The annual compensation is $240,000. The consulting agreement contains standard anti-competition and confidentiality provisions and other restrictive covenants. Additionally, accrued liabilities include $64,911 for Bendis, representing unreimbursed expenditures primarily for travel. On November 13, 2006 Mr. Bendis vested 30,329,303 shares of the Company's common stock as part of the aforementioned Executive Employment Agreement. The common shares of the Company's stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,123,051, which was expensed in the quarter ending December 31, 2006.

On August 16, 2007 the Company entered into an agreement with Li Ning, the CEO of the Chinese JV Company, to issue Li Ning ten million (10,000,000) restricted common shares in return for his serving as a member of the Company's Board of Directors and otherwise supporting the Company with regard to its initiatives in China. The common shares of the Company's stock closed trading on August 16, 2007 at $0.06 per share resulting in a valuation of $600,000, which was expensed in the first fiscal quarter (September 30, 2007) of Fiscal 2008. A copy of the agreement with Li Ning is attached to the Form 8-K (dated August 17, 2007) as an exhibit.

On August 17, 2007 the Company announced that to help best facilitate the development of the Chinese markets, (1) Bendis voluntarily resigned as the Company's chairman, CEO, and president and as a director of the Company; (2) MacKay rejoined the Company as its chairman; (3) Sergio Luz, who was also involved in facilitating the development of the Chinese markets, joined the Company as the Company's president; and (4) Li Ning, the CEO of the Chinese JV Company, joined the Company's Board.

On August 17, 2007 the Company's Board also approved that both Bendis and MacKay shall have the right, but not the obligation, to convert any monies (including, but not limited to, wages, consulting fees, and expenses) they are owed by the Company under their executive employment and consulting agreements into common shares of the Company at a share price equal to the share price of the Company's common stock at the close of the market on the date the Company first receives funds under the new MacKay Group Limited line of credit. On August 2, 2007, US$12,500, plus a US$35 wire fee, was advanced by MacKay Group Limited to the Company. The common shares of the Company's stock closed trading on August 2, 2007 at $0.05 per share. The Board also authorizes the Company to amend Bendis' and MacKay's executive employment and consulting agreements accordingly.

On November 7, 2007 the Company's Board appointed William R. Dunavant as the Company's CEO. James MacKay also voluntarily relinquished his position as Chairman of the Board to Mr. Dunavant who was appointed the new Chairman of the Board. See the Company's Form 8-K filed November 7, 2007, to which Mr. Dunavant's employment agreement was attached. Under his employment agreement with the Company, Mr. Dunavant is to receive, among other things, an annual salary of $240,000 and two million (2,000,000) restricted shares of the Company's common stock.. Effective November 8, 2007, Michael J. Antonoplos was appointed as the Company's Secretary, as reported in the Company's Form 8-K filed November 8, 2007.

NOTE E - EQUITY MATTERS

On May 4, 2006 the Company amended the articles of incorporation to change the name of the Corporation to True Product ID, Inc. (formerly ONTV, Inc.).

On May 4, 2006 the Company also amended the articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 1,000,000,000, of which 800,000,000 shares are designated as Class A and 200,000,000 shares are designated as Class B.

On May 8, 2006 the Company declared a 2 for 1 forward stock split of the Company's common stock, to be effective on May 23, 2006.

As more fully set forth in the Company's Form 10-KSB filed November 3, 2005, including Note F, a certain number of shares are being held in trust as a result of a loan agreement the Company's predecessor, ONTV, Inc., under prior management, entered in June 2000, ONTV, Inc. entered into a loan agreement with Emanuel Tarboti, an unrelated party, in the amount of $250,000. This note was for working capital and was secured by a promissory note and 1,500,000 shares of common stock. These shares are issued and are being held in trust by the Company. A copy of the Company's November 3, 2005 Form 10-KSB is available at the SEC's website at: http://www.sec.gov/Archives/edgar/data /1011550/000100487805000160/ june05form10k11-05.txt.

On November 7, 2007 the Company filed a Form 8-K reporting that its Board had voted to effect a 30:1 reverse split of the Company's common stock and then passed a resolution to effectuate the reverse split immediately in accordance with all applicable rules and regulations pertaining thereto. See the Company's Form 8-K filed November 7, 2007.

NOTE F - RESTRUCTURING AGREEMENT


The Company acquired a 60% ownership interest in the Chinese JV Company as a result of two separate transactions. The first transaction was the January 2007 acquisition of 40% of the Chinese JV Company from Sure Trace Security
Corporation and affiliates, which is described in this Note. The second transaction was the May 2007 acquisition of an additional 20% of the Chinese JV Company from Sichuan Valencia Trading Limited, which is described in Note H.


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


Pursuant to the Restructuring Agreement, the Company acquired a 40% ownership interest in the Chinese JV Company, held by SSTY, STA, and Chan. The remaining 60% ownership interest in the Chinese JV Company was then held by unrelated Chinese entities.

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

(iii) To assume, pursuant to the Amended Payment Agreement, all outstanding payments owed by SSTY to the former control block holder of ONTV, Inc. (Fasano), which relates to the acquisition of ONTV. As of August 2006, SSTY owed Fasano $285,000, excluding certain interest and penalties, plus 6 million common shares of the Company, which SSTY had previously agreed post-SSTY's acquisition of ONTV but pre-spinout, in return for, inter alia, Fasano agreeing to waive $85,000 of the balance owed by SSTY and all interest and penalties on the $85,000. Under the Amended Payment Agreement, the Company has agreed [a] to pay Fasano $100,000 by January 31, 2007; $185,000 by March 31, 2007; and interest and penalties by June 30, 2007 and [b] to assume SSTY's obligation to issue Fasano 6 million common shares of the Registrant (valued at $1,320,000 on January 6, 2007, the issue date of the stock). If the Company made timely payments under the Amended Payment Agreement, the amount of such penalties and interest was $34,410; in the event that the Company failed to make timely payments under the Amended Payment Agreement, interest accrues on the unpaid portions at 25% simple interest per annum. A note payable of $319,410 was recorded to reflect this assumed liability and a $100,000 payment was made in January 2007 against this note payable. TPID is currently in default of the payments due March 31, 2007 and June 30, 2007, therefore, interest has been accrued at 25% simple interest per annum on the unpaid balance. The Company plans to make the required payment from the next round of financing received by TPID.

(iv) Pay SSTY, on an interest-free basis, within 3 years of the effective date of the Restructuring Agreement $1,130,000, minus the amount of penalties and interest TPID must pay the former control block holder under the Amended Payment Agreement (the "Subject Payment"). TPID is also obligated to make the following prepayments towards the Subject Payment: (a) $50,000 upon receipt of the first $1 million of investment raised by TPID after January 4, 2007; and (b) 25% of any investment raised by TPID after the initial $1 million investment. The obligations of SSTY to make the Subject Payment are secured by a security interest in the Registrant's ownership interest in Chinese JV Company until the Subject Payment is paid in full. SSTY is authorized to file the appropriate
UCC-1  financing   statements  to  perfect  such  a  security  interest  in  all appropriate jurisdictions. A note payable of $1,095,590 note payable was recorded to reflect this obligation. The recorded amount is net of the $34,410 of penalties and interest reflected in the note payable discussed in the previous paragraph.

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

The total value of the transaction is $2,097,500 and is recorded on the balance sheet as investment in the Chinese JV Company. During the four months that the Company owned a 40% ownership interest in the Chinese Venture, the Company recognized an equity loss of $65,513, which was 40% of the loss recognized by the Chinese Venture during that period.

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

NOTE H - ACQUISITION OF ADDITIONAL 20% OF CHINESE VENTURE

On May  11,  2007  the  Company  entered  into  an  acquisition  agreement  (the
"Acquisition  Agreement")  with Sichuan  Valencia  Trading Limited  ("SVTL"),  a
Chinese limited liability company. As set forth in Note L, prior to the Acquisition Agreement with SVTL, the Company had acquired 40% of the Chinese JV
Company from other entities.

Immediately prior to the execution of the Acquisition Agreement, SVTL owned 20% of the total interests, rights, assets, shares, and/or other ownership interests of the Chinese JV Company (the "SVTL 20% Chinese JV Interest"). Under the
Acquisition Agreement, SVTL sold to the Company the SVTL 20% Chinese JV Interest in return for 100 million restricted common shares of the Company, valued at $15,500,000. As set forth in more detail in the Acquisition Agreement and prior
SEC filings, the 100 million shares was less than 50% of the approximately 209 million shares provided as a dividend to shareholders of TPID US' former parent, SSTY, which resulted in TPID US' being a separate independent entity entitled to receive approximately 42.5% of the revenues of the Chinese JV Company. With its January 2007 acquisition of 40% of the Chinese JV Company and the acquisition of the SVTL 20% Chinese JV Interest, the Company now owns 60% of the total ownership interests of the Chinese JV Company, allowing the Company to, among other things, recognize 100% of the revenues of the Chinese JV Company in accordance with applicable consolidation, revenue recognition, accounting, and other principles, guidelines and standards.

Under the Acquisition Agreement, SVTL representative, Sergio Luz, was appointed to the Company's Board, and SVTL agreed to, inter alia, standard non-competition and confidentiality provisions.

The operations of the Chinese JV Company were included in the Company's operations subsequent to May 1, 2007. During the three months ended September
30, 2007 there were no revenues recognized relative to the Chinese JV Company and $164,858 of expense was recognized with a compensating $65,943 minority interest recognized for the 40% portion of the Chinese JV Company not owned by the Company.

The composition of the purchase price and the related allocation is as follows:

PURCHASE OF INITIAL 40% INTEREST IN CHINESE JV COMPANY:

Common Stock of the Company issued for the initial 40% ownership interest
(6,000,000 shares at $0.22 per share)                                           $  1,320,000

Note payable - Fasano                                                                319,410

Note payable - SSTY                                                                1,095,590

Less Royalty payment forgiven                                                       (637,500)
                                                                                ------------

Net Consideration                                                                 $2,097,500




PURCHASE OF ADDITIONAL 20% INTEREST IN CHINESE JV COMPANY:

Common Stock of the Company issued for the additional 20% ownership
interest (100,000,000 shares at $0.155 per share)                               $ 15,500,000
                                                                                ------------

Total Consideration                                                             $ 17,597,500
                                                                                ============


An internal valuation was performed to allocate the purchase price, which determined that all of the purchase price should be allocated to Customer Contacts and Contracts with an amortization period of five years. During the first quarter of fiscal 2008 no amortization expense was recorded as the contracts to which the excess purchase price was allocated have not commenced.

NOTE I - FOREIGN OPERATIONS:

Subsequent to the May 11, 2007 acquisition of the additional 20% interest in the Chinese JV Company by the Company raising its ownership to 60% of the Chinese JV Company, the majority of the Company's operating activities have been in China. The functional currency of the Chinese Venture is the Yuan and the financial statements of the Chinese JV Company have been converted from Yuan to U.S. Dollars at the exchange rate in effect. There were no foreign currency gains or losses included in the September 30, 2007 Statement of Operations. A Foreign Currency Translation Adjustment of $3,623 is included as a component of Shareholders' Equity at September 30, 2007 to reflect the change in value of assets and liabilities in the Chinese JV Company's balance sheet.

Accounts Receivable

There was $31,806 US in accounts receivable in 2007, virtually all from the Chinese JV Company. These arose in part from customer purchases of taggant, scanners and other equipment and materials associated with trial and pilot runs associated with the Company's securing Chinese contracts. The Company believes that these accounts receivable will be collected in China in due course, given the fairly recent nature of the accounts receivable (at least according to Chinese standards), the ongoing nature of certain trial or pilot runs and relationship with Chinese customers, the relationships involving Chinese government entities, and the significance of the Chinese JV Company's continued efforts towards certain Chinese government-related initiatives.

At September 30, 2007, the assets of the Chinese JV Company were $217,164 and the liabilities of the Chinese JV Company were $467,144. For the three months ended September 30, 2007, no revenues were recognized relative to the Chinese JV Company and $164,858 of expenses was recognized resulting in a net loss of $164,858. A compensating $65,943 minority interest recognized for the 40% portion of the Chinese JV Company not owned by the Company.

NOTE J - FINANCING / FUNDING

MacKay Group Limited (MKG) agreed on August 15, 2007 to provide the Company a line of credit in the amount of up to US$150,000 in accordance with the following terms and conditions:

o    Repayment Term: one (1) year commencing from the receipt of each tranche of
     --------------
     Funds (the "Repayment Term");
o    Interest: 12% compound interest per annum;
     --------
o    Prepayment: no prepayment without MKG's approval
     ----------
o    Convertibility:
     --------------

At anytime during the Repayment Term, MKG has the right to convert the entire amount of principal and accrued interest or any portions thereof into the Company's common stock at a share price equal to the lesser of: (a) the 70% of the share price at the close of the market as of receipt of funds; or (b) the terms extended by the Company to a funder making a total equity investment of at least US$2 million or in connection with a merger/acquisition or change in control (the "Convert Rate"); o Warrants: The Company shall issue to MKG without additional consideration, warrants to purchase that number of shares of the Company's common stock equal to the principal amounts advanced by MKG, exercisable at a share exercise price equal to the Convert Rate. The term for the warrants shall be five (5) years;.

At September 30, 2007 $52,451 had been borrowed against the line of credit.

MKG also executed on August 15, 2007 a memorandum of understanding ("MOU") with the Company, in which upon MKG's request, the Company will repay MKG for monies, which MKG advanced to or for the Company or the Chinese JV Company between May 30, 2006 and August 1, 2007, to help support the Chinese JV Company (the "MKG Advanced China Funds"). To qualify for repayment, the MKG Advanced China Funds must be properly documented, must have been used solely for the Chinese JV Company and its operations related to the field of anti-counterfeiting and product authentication, and are subject to other requirements.

Under the MOU, MKG and the Company shall work in good faith to agree upon the repayment terms and conditions, which shall be memorialized in a definitive written agreement(s). The parties agree that the repayment arrangement shall come in the form of a convertible note with appropriate compound interest with warrants. The terms and conditions shall be, at a minimum, comparable to those the Company has given to funders as of August 1, 2007. In the event that MKG is provided repayment terms by the Company, which are more advantageous than those, extended to other funders as of August 1, the Company's arrangement with other funders as of August 1, 2007 should be modified to provide the other funders with the same terms and conditions given by the Company to MKG. A copy of the memorandum of understanding between the Company and MKG was attached as an Exhibit to its August 17, 2007 Form 8-K filing.

According to financial records relating to the Chinese JV Company, as of August 2007 MKG had advanced approximately US$1 million to or for the Chinese JV Company and its anti-counterfeiting/ product authentication operations, and consistent with the aforementioned Binding Term Sheet anticipates advancing additional significant funds to or for the Chinese JV Company. Funds advanced between May 30, 2006 and August 1, 2007 is subject to the documentation and other requirements in the MOU.

NOTE K - SUBSEQUENT EVENTS

As reported in the Company's Form 8-K on the same date, effective November 7, 2007 the Company's Board appointed William R. Dunavant as the Company's Chief Executive Officer. James MacKay also voluntarily relinquished his position as Chairman of the Board to Mr. Dunavant who was appointed the new Chairman of the Board.

As reported in the Company's Form 8-K on the same date, on November 7, 2007 the Company's Board voted to effect a 30:1 reverse split of the Company's common stock. This action was then authorized and approved by the holders of a majority of the outstanding common shares of the Company authorized to vote. The Board then passed a resolution to effectuate the reverse split immediately in accordance with all applicable rules and regulations pertaining thereto. The corporate actions taken were authorized pursuant to shareholders written consent in accordance with the provisions set forth in Section 228 of the General Corporation Law of the State of Delaware and Article I, Section 7 of the Company's bylaws.

The Board also authorized the change in the Corporation's Principal Executive Offices to 1615 Walnut Street, 3rd Floor, Philadelphia, PA 19103. (215) 972-1601.

As reported in the Company's Form 8-K on the same date, on November 7, 2007 the Company's Board has also voted to retain Rene Hamouth (Hamouth Family Trust trustee) to consult and assist the Company in market matters. The Company has authorized the issuance of three million (3,000,000) common shares to the Hamouth Family Trust as consideration for consulting the Company regarding market matters.

As reported in the Company's Form 8-K on the same date, effective November 8, 2007, the Company's Board appointed Michael J. Antonoplos as the Company's Secretary.

On November 9, 2007, the Company issued a press release stating the details previously reported in its Form 10-KSB filed October 2, 2007 relating to the agreement which the Chinese JV Company signed on August 27, 2007 with the State General Administration for Quality Supervision, Inspection and Quarantine of the People's Republic of China ("AQSIQ") to develop a national safety/security system for China's liquefied natural gas and other pressurized canisters and other special equipment. A copy of the press release is available on www.businesswire.com at:
http://home.businesswire.com/portal/site/home/index.jsp?epi-content=NEWS_VIEW_
POPUP_TYPE&newsId=20071109005865&ndmHsc=v2*A1192446000000*B1195069528000*Dgroup
ByDate*J2*L1*N1000837*Ztpid&newsLang=en&beanID=202776713&viewID=news_view_popup



ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, our audited financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-QSB.

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

The National Contract with AQSIQ To Mark Chinese Liquefied Natural Gas Container and Special Equipment

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
------------------------------------------- ------------------------------------------- ---------------------------------------


These revenue projections included not only LNG containers, but also oxygen tanks, fixed pressure containers, boilers and other items. They were based on specific unit prices and number of items provided by AQSIQ per year for each of the five years to mark LNG tanks, fixed pressured containers, tank car and oxygen space, and boilers. They were based on specific unit prices and number of items provided by AQSIQ per year for each of the five years for three specific types of scanners and for automatic marking equipment and intellectual charging equipment. They were based on specific unit prices and number of items provided by AQSIQ per year for each of the five years for software sales associated with system building and client-side software. The number of items were based on certain Chinese official publications including Special Equipment Statistics Data Publication of 2005 published on April 7, 2007, the Special Equipment

Statistics Data Publication of 2006 published on June 18, 2007, and Safety Status White Book of State Special Equipment published in July 2007. These are all AQSIQ publications. The revenue projections were based on the information in the chart set forth in the Company's Form 10-KSB for Fiscal Year Ended June 30, 2007.

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

Preliminarily, based on consultations with AQSIQ to date, to begin to implement the Beijing/Guangdong Pilot Phase, TPID Beijing has determined the estimated amount of producing lines, scanners and related software needed; projects that it will initiate manufacture and coordinate the technology team by early November; and projects that the trial work will take approximately six months, at which time it believes that it will have completed the development of the national security logo standard and can begin implementation of the security logo standard throughout China beyond Beijing and Guangdong. Based on the latest consultations with AQSIQ to date, TPID Beijing projects that the expenses associated with the Beijing/Guangdong Pilot Phase will run approximately US$3 million. As stated above, the latest gross revenue projections for year one of the AQSIQ contract is 801,800,000 Chinese Yuan or US$106,714,769.20, which includes, but is not limited to, the Beijing/Guangdong Pilot Phase.

Regarding technological implementation for the Beijing/Guangdong Pilot Phase, TPID Beijing will utilize scanners developed by the Company. At the same time, TPID Beijing may supplement the Company's technology with technology from several prominent technology companies in the United States and Europe. TPID
Beijing will also utilize its SDNA taggant, which may have to be produced outside China.

Regarding funding to implement the Beijing/Guangdong Pilot Phase and beyond, TPID has met with and received significant interest from several prominent and well-funded entities in China with significant government relationships. The Chinese entities are not only interested in funding implementation of the entire AQSIQ Contract but are also interested in using TPID's technologies to help anti-counterfeit their own products and the products of other companies or organizations. TPID has also met with potential funders in and from the U.S., Hong Kong, and other parts of Asia.

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

On August 16, 2007 the Company entered into an agreement with Li Ning to issue him ten million (10,000,000) restricted common shares in return for his serving as a member of the Company's Board and otherwise supporting the Company with regard to its initiatives in China. The common shares of the Company's stock closed trading on August 16, 2007 at $0.06 per share resulting in a valuation of $600,000, which was expensed in the first fiscal quarter of Fiscal 2008.

Chinese JV Company Outgrows Old Office and Moves to New Larger Office

To keep pace with its growth and development, and to help better enable the Chinese JV Company to fulfill Chinese contracts, on September 28, 2007 the Chinese JV Company moved into a new larger office located at 11th floor, Jade Palace Hotel, 76 Zhichun Road, Haidian District, Beijing 100086. The Chinese JV Company occupies the entire 11th floor of the Jade Palace Hotel, a new and leading commercial and hotel complex in Beijing, which is located in a special economic zone (SEZ) and thus allows the Chinese JV Company to continue to enjoy the same tax and other SEZ-related incentives it had at the old office. While the rent is actually less expensive, the new office is over 1.5 times larger than the old office and is able to house, in one building, certain divisions which previously were located in different locations. The new office will now house the Chinese JV Company's administrative, sales, marketing, and accounting departments and will also allow the Company to make taggant and to enlarge the ability to conduct research and development. The larger space has allowed the Chinese JV Company to bring one more personnel, especially for the Chinese JV Company's burgeoning sales and marketing department.

The move to the new and larger office was funded by MKG.

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

The Company's Continued Efforts in Non-China Markets

As stated above, the Company's immediate priority is to focus on solidifying its foothold in China, implementing its China contracts, especially the AQSIQ Contract, and generating revenues from its China contracts. Nonetheless, the Company continues its efforts to penetrate markets outside China. Its current strategy for non-China markets however is to enter into strategic relationships (whether in the form of a joint venture, licensing or other arrangement) with leading companies in certain markets outside China, which have developed their own technologies complimentary to the Company's, have established significant distribution networks in those markets, and have expressed an interest in distributing the Company's technologies in those markets. To that end, the Company has met with and received interest from companies with significant networks in India, the Philippines, Malaysia, Indonesia, Europe, the United States, and Canada. The Company's strategy is to benefit from those companies' already established distribution networks and operational capabilities in those markets, while minimizing the resources the Company itself would need to distribute and operate in those markets. The Company has also met and generated significant interest from a leading multinational company in the inspection, certification, and testing field.

The Company's Funding Efforts

On January 17, 2007, we closed an initial bridge financing with a private investor for $500,000; a portion of these proceeds went to fulfill orders in China and to enhance our ability and our Chinese joint venture partner and their facilities and staff to address growing opportunities for our products and services in China and elsewhere.

To date, other than the above bridge financing, funding for the Company's China and US operations have predominantly come from MacKay Group Limited ("MKG"). As reported in the Company's Form 8-K filed August 17, 2007, according to financial records relating to TPID Beijing, as of August 2007 MKG had advanced approximately US$1 million to or for TPID Beijing and its anti-counterfeiting/ product authentication operations and anticipates advancing additional significant funds to or for TPID Beijing.

As reported in the Company's August 17, 2007 Form 8-K, on August 15, 2007, MKG executed a binding term sheet to provide the Company with a line of credit of up to One Hundred Fifty Thousand Dollars (US$150,000) to help fund the initiatives and operations in China and the U.S. The terms and conditions were described above and in the Company's August 17, 2007 Form 8-K.

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

As described in Note K above, to help restructure the Company, its management, and its operations in the U.S., China, and other foreign markets and to help fund the Company, including in connection with contract fulfillment in China, effective November 7, 2007 the Company's Board appointed William R. Dunavant as the Company's Chief Executive Officer, and retained Rene Hamouth (Hamouth Family Trust trustee) to consult and assist the Company in market matters. James MacKay also voluntarily relinquished his position as Chairman of the Board to Mr. Dunavant who was appointed the new Chairman of the Board.


ITEM 3.  CONTROLS AND PROCEDURES

Sergio Luz, the Company's President and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and in his opinion, the Company's disclosure controls and procedures ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Luz there has not been any change in the Company's internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's controls.

PART III

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

 Number                    Title

   31                      Rule 13a-14(a) Certifications

   32                      Section 1350 Certifications

(b) Reports on Form 8-K

Form 8-K filed August 17, 2007 reporting agreements with Li Ning, MacKay Group Limited and Richard Bendis and reporting resignation of Bendis as Chairman, CEO and president and appointment of James MacKay as Chairman, of Li Ning as director, and of Sergio Luz as president.

Form 8-K filed November 7, 2007 reporting appointment of William Dunavant as Chairman and CEO and Rene Hamouth as consultant; the resignation of James MacKay as Chairman; and the Board's vote to effect a 30:1 reverse split.

Form 8-K filed November 8, 2007 reporting appointment of Michael J. Antonoplos as Secretary.

                                   SIGNATURES





In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           True Product ID, Inc.

November 14, 2007                          By:   /s/ Sergio Luz
                                                 --------------

                                                Sergio Luz
                                                President and Principal
                                                Financial Officer