Form 10QSB
period 2007-12-31
TRUE PRODUCT ID, INC.
filed 2008-02-14
CIK 1011550

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[ X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

[   ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-29249

                              True Product ID, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                     16-1499611
  (State or other jurisdiction of incorporation          (I.R.S. Employer
   or organization)                                       Identification No.)

                 1615 Walnut Street, 3rd Floor
                 Philadelphia, PA                              19103
                (Address of principal executive offices)    (Zip Code)

                  Registrant's telephone number, including area
                               code: 215-972-1601


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

As of February 2, 2008 there were 975,622,336 shares of the registrant's Common Stock outstanding.

Indicated by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act). Yes     No   X
                                     ---    ----

TRUE PRODUCT ID, INC.

(A DELAWARE CORPORATION)

PHILADELPHIA, PENNSYLVANIA



TABLE OF CONTENTS
--------------------------------------------------------------------------------


Consolidated Balance Sheets at December 31, 2007 (Unaudited) and
June 30, 2007                                                               F-2

Consolidated Statements of Operations for the Three Months Ended
December 31, 2007 and 2006 (Unaudited)                                      F-3

Consolidated Statements of Cash Flows for the Six Months Ended
December 31, 2007 and 2006 (Unaudited)                                      F-4

Notes to Consolidated Financial Statements                                  F-5




TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Philadelphia, Pennsylvania
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------- --------------------- --- ------------------
                                                                               (Unaudited)
                                                                               December 31,               June 30,
                                                                                   2007                    2007
-------------------------------------------------------------------------- --------------------- --- ------------------

ASSETS

Current Assets
Cash and Cash Equivalents                                                          $    72,480            $    42,774
Accounts Receivable                                                                    173,956                 31,806
Other Current Assets                                                                     1,285                  2,933
-------------------------------------------------------------------------- --------------------- --- ------------------

Total Current Assets                                                                   247,721                 77,513

Fixed Assets - Net of Accumulated Depreciation                                         148,578                136,305
Interest Receivable - Related Party                                                     38,813                 30,188
Note Receivable - Related Party                                                        300,000                300,000
Intangible Assets - Net of Accumulated Amortization                                 17,601,098             17,601,191
Technology License - Net of Accumulated Amortization                                   491,620                521,566
-------------------------------------------------------------------------- --------------------- --- ------------------

Total Assets                                                                       $18,827,830            $18,666,763
-------------------------------------------------------------------------- --------------------- --- ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses                                              $ 1,572,280            $ 1,345,642
Current portion of capital lease                                                        42,171                  7,351
Note Payable                                                                           246,836                219,410
-------------------------------------------------------------------------- --------------------- --- ------------------

Total Current Liabilities                                                            1,861,287              1,572,403

Other Liabilities
Note Payable - SSTY                                                                          -              1,095,590
Long-term portion of capital lease                                                           -                 35,989
Accrued Expenses - Related Party                                                       521,500                521,500
Due to Related Party                                                                   176,240                176,240

Convertible Debenture                                                                  500,000                500,000
-------------------------------------------------------------------------- --------------------- --- ------------------
Total Liabilities                                                                    3,059,027              3,901,722
-------------------------------------------------------------------------- --------------------- --- ------------------

Minority Interest                                                                     (212,741)              (124,466)

Stockholders' Equity
Common Stock:  $.001 Par; 1,000,000,000 Shares Authorized; 978,714,159
and 440,622,336
Shares Issued and Outstanding, respectively                                            978,714                440,622
Additional Paid-In Capital                                                          47,406,860             23,123,913
Accumulated Deficit                                                                (32,378,771)            (8,663,876)
-------------------------------------------------------------------------- --------------------- --- ------------------
                                                                                    15,944,239             14,900,659
Less: Stock Held in Trust                                                                1,500                  1,500
Accumulated other comprehensive loss                                                   (23,759)                (9,652)
-------------------------------------------------------------------------- --------------------- --- ------------------
Total Stockholders' Equity                                                          15,981,544             14,889,507

-------------------------------------------------------------------------- --------------------- --- ------------------
Total Liabilities and Stockholders' Equity                                         $18,827,830            $18,666,763
-------------------------------------------------------------------------- --------------------- --- ------------------





TRUE PRODUCT ID, INC. (formerly ONTV, Inc.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Philadelphia, Pennsylvania

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Cumulative
                                                    Three Months Ended December    Six Months Ended December 31,        Since
                                                                31,                                                Reorganization
                                                                                                                  (October 1, 2005
                                                                                                                   to December 31,
                                                             2007            2006            2007           2006        2007)
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------

Revenues, Net of Returns                            $           -    $          -   $           -        $     -      $           -
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------

Expenses
Amortization and depreciation                              23,020          14,973          46,011         29,946            128,373
Technology License Fee                                          -         225,000               -        450,000            637,500
Officer and Director Compensation                       8,390,000       5,092,248       9,157,500      5,292,248         15,213,081
Consulting fees                                        15,662,550               -      15,681,435         79,605         15,791,230
Other                                                     314,958          42,322         552,352         84,293            914,345
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------
Total Expenses                                         24,390,528       5,374,543      25,437,298      5,936,092         32,684,529
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------

Loss Before Other Income and
 Provision for Income Taxes                          (24,390,528)     (5,374,543)    (25,437,298)    (5,936,092)       (32,684,529)

Other Income
Loss on Equity Investment                                      -               -               -              -            (65,513)
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------
Interest Expense                                          (10,082)             -          (21,631)                          (40,827)
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------
Interest Income - Related Party                             4,313           4,313           8,626         8,626              38,814
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------
Interest Income                                                 -               -                                               197
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------
Forgiveness of Liabilities                              1,583,753           4,313       1,583,753          8,626          1,583,753
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------

Loss Before Provision for Income Taxes                (22,812,544)     (5,370,230)    (23,866,550)    (5,927,466)       (31,168,105)

Provision for Income Taxes                                      -               -               -              -                  -
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------

Loss from Operations                                  (22,812,544)     (5,370,230)    (23,866,550)    (5,927,466)       (31,168,105)
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------

-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------
Minority Interest                                          85,711                         151,655                           178,933
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------

Discontinued Operations
Loss from Operations of Disposed Subsidiaries, Net              -               -               -              -            (10,245)
of Taxes
Loss from Disposal of Subsidiaries, Net of Taxes                -               -               -              -           (523,983)
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------

Loss from Discontinued Operations                               -               -               -              -           (534,228)
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------

Net Loss for the Period                              $(22,726,833)    $(5,370,230)   $(23,714,895)   $(5,927,466)      $(31,523,400)
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------

Other Comprehensive Loss:
Foreign Currency Translation Adjustment                   (10,484)              -         (14,107)             -            (23,759)
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------

Total Comprehensive Income                           $(22,737,317)    $(5,370,230)   $(23,729,002)   $(5,927,466)      $(31,547,159)
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------

EARNINGS PER SHARE
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------

Weighted Average Number of Common Shares              764,979,363     300,956,702     605,246,502    279,746,960        978,714,159
Outstanding - Basic and Diluted

Earnings Per Common Share - Basic and Diluted
  Loss from Operations                              $      (0.03)      $   (0.02)      $   (0.04)     $   (0.02)      $       (0.03)
  Loss from Discontinued Operations                        (0.00)          (0.00)          (0.00)         (0.00)              (0.00)
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------
Net Loss                                            $      (0.03)      $   (0.02)      $   (0.04)      $  (0.02)      $       (0.03)
-------------------------------------------------- --------------- --------------- --------------- -------------- ------------------





TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Philadelphia, Pennsylvania

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
----------------------------------------------------------------------------------- --------------------- -----------------------
                                                                                                               Cumulative
                                                                                                          Since Reorganization
                                                                                                            (October 1, 2005
Six Months Ended September 30,                                               2007                  2006   To December 31, 2007)
------------------------------------------------------------- --------------------- --------------------- -----------------------

Cash Flows Used by Operating Activities

Net Loss for the Period                                              $(23,714,895)          $(5,927,466)           $(31,523,400)

Adjustments to Reconcile Net Loss for the Period To Net
Cash Flows from Operating Activities:

Depreciation and amortization                                              46,104                29,946                 128,466
Stock based compensation                                                8,925,000             4,892,248              13,927,248
Issuance of common stock for consulting fees                           15,600,000                62,500              15,662,500
Forgiveness of Liabilities                                             (1,583,753)                    -              (1,583,753)
Loss from Equity Investment                                                     -                     -                  65,513
Loss on Disposal of Subsidiaries                                                -                     -                 523,983
Loss from Operations of Disposed
Subsidiaries                                                                    -                     -                  10,245
Foreign Currency Translation                                              (14,107)                    -                 (23,759)
Minority Interest                                                        (151,655)                    -                (178,934)

Changes in Assets and Liabilities:
Accounts Receivable                                                      (142,150)                    -                (142,550)
Other Current Assets                                                        1,648                     -                     401
Interest Receivable - Related Party                                        (8,626)               (8,625)                (38,814)
Accounts Payable and Accrued Expenses                                     689,776               951,925               2,295,940
Accrued Expenses - Related Party                                                -                     -                  87,500
------------------------------------------------------------- --------------------- --------------------- -----------------------

Net Cash Flows Used by Operating Activities                              (352,658)                  528                (789,414)
------------------------------------------------------------- --------------------- --------------------- -----------------------

Cash Flows from Financing Activities
Proceeds from Sale of Convertible Debentures                                    -                     -                 500,000
Proceeds from Equity Financing by Chinese Venture                         158,450                     -                 204,464
Proceeds from Equity Financing                                            200,969                     -                 200,969
Proceeds from Line of Credit                                               52,451                     -                  52,451
Repayment of Debt                                                          (1,170)                    -                (102,886)
------------------------------------------------------------- --------------------- --------------------- -----------------------

Net Cash Flows From Financing Activities                                  410,700                     -                 854,998
------------------------------------------------------------- --------------------- --------------------- -----------------------

Cash Flows from Investing Activities
Cash and Cash Equivalents in Acquired Entity                                    -                     -                  43,423
Purchase of Fixed Assets                                                  (28,336)                    -                 (36,527)
Cash and Cash Equivalents in Disposed
Subsidiaries                                                                    -                     -                 (50,823)
------------------------------------------------------------- --------------------- --------------------- -----------------------

Net Cash Flows From Investing Activities                                  (28,336)                    -                 (43,927)
------------------------------------------------------------- --------------------- --------------------- -----------------------

Net Change in Cash and Cash Equivalents                                    29,706                   528                  21,657

Cash and Cash Equivalents - Beginning Year                                 42,774                     -                  50,823
------------------------------------------------------------- --------------------- --------------------- -----------------------

Cash and Cash Equivalents - End of Period                            $     72,480           $       528            $     72,480
------------------------------------------------------------- --------------------- --------------------- -----------------------

SUPPLEMENTAL DISCLOSURES
---------------------------------------------------------------- --------------------- ------------------ -----------------------
---------------------------------------------------------------- --------------------- ------------------ -----------------------

Interest Paid                                                        $        789           $         -            $      2,012
Income Taxes Paid                                                    $          -           $         -            $          -
---------------------------------------------------------------- --------------------- ------------------ -----------------------
---------------------------------------------------------------- --------------------- ------------------ -----------------------





TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Philadelphia, Pennsylvania


CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
--------------------------------------------------------------------------------- ------------------ ----------------------------
-------------------------------------------------------------- ------------------ ------------------ ----------------------------
                                                                                                             Cumulative
                                                                                                        Since Reorganization
                                                                                                          (October 1, 2005
Six Months Ended December 31,                                               2007              2006      To December 31, 2007
-------------------------------------------------------------- ------------------ ------------------ ----------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
-------------------------------------------------------------- ------------------ ------------------ ----------------------------
-------------------------------------------------------------- ------------------ ------------------ ----------------------------

Issuance of Common Stock as Part of Consulting Agreement       $ 15,600,000       $     --           $ 15,662,500

Issuance of Common Stock and Notes Payable and Elimination     $       --         $     --           $ 17,597,500
of Accrued Royalty as Part of Acquisition of 60% Interest in
Chinese Joint Venture

Issuance of Common Stock to Executive Officers as Part of      $  8,325,000       $     --           $ 13,217,248
Services and Employment Agreements

Issuance of Common Stock to Director for Compensation for      $    600,000       $     --           $    710,000
His Services

Sale of Subsidiary via the Issuance of Note Receivable         $       --         $     --           $    300,000

Issuance of Common and Preferred Stock for Acquisition of      $       --         $     --           $    598,927
Technology License

Assets and Liabilities Transferred to Related Party
  in Connection with Sale of Subsidiaries:
  Cash and Cash Equivalents                                    $       --         $     --           $     50,823
  Inventory                                                    $       --         $     --           $    296,544
  Property and Equipment                                       $       --         $     --           $     54,189
  Accounts Receivable - Related Party                          $       --         $     --           $     37,850
  Deposits                                                     $       --         $     --           $      6,667
  Due from Officer                                             $       --         $     --           $     82,193
  Intangible Assets                                            $       --         $     --           $    260,542
  Investments in Affiliates                                    $       --         $     --           $    107,561
  Accounts Payable and Accrued Expenses                        $       --         $     --           $   (210,769)
  Debt                                                         $       --         $     --           $     (6,321)
  Due to Related Party                                         $       --         $     --           $    137,240
  Treasury Stock                                               $       --         $     --           $     17,709
-------------------------------------------------------------- ------------------ ------------------ ----------------------------


TRUE PRODUCT ID, INC.

(A DELAWARE CORPORATION)

PHILADELPHIA, PENNSYLVANIA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION


The condensed consolidated financial statements of True Product ID, Inc. ("TPID US") and its subsidiaries (collectively, the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Subsequent to TPID US' May 11, 2007 acquisition of an additional 20% ownership interest in True Product ID Technology (Beijing) Limited (the "Chinese JV Company") raising TPID US' ownership interest in the Chinese JV Company to 60% and giving TPID US control of the Chinese JV Company, the accounts of the Chinese JV Company are fully consolidated with the accompanying minority interest reflected. Prior to May 11, 2007 but subsequent to TPID US' acquisition of its January 5, 2007 initial 40% ownership of the Chinese JV Company, TPID US accounted for its investment under the equity method of accounting whereby TPID US recognized its proportional share of the Chinese JV Company's net income / loss on the Statement of
Operations under the caption "Loss on Equity Investment". All material inter-company transactions have been eliminated in consolidation. It is noted, however, MacKay Group Limited ("MKG") has agreed (1) to assign to TPID US the rights MKG has regarding the advances and loans in the amount of approximately US$1,000,000 which MKG made to the Chinese JV Company prior to November 7, 2007 (the "MKG $1 Million Advance") and (2) to forgiven any debt which MKG may have directly vis-a-vis TPID US as a result of the MKG $1 Million Advance and/or MKG's assignment to TPID US related thereto. Accordingly, any right that MKG may have vis-a-vis the Chinese JV Company as a result of the MKG $1 Million Advance (whether in the form of repayment, increased capital, some combination of both or otherwise) , has been assigned to TPID US and should be considered an asset of TPID US. Similarly, as of November 16, 2007, MKG had forgiven any debt it may be owed by TPID US as a result of the above-mentioned assignment (whether the rights being assigned took the form of additional capital in the Chinese JV Company or otherwise).

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

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R also includes a substantial number of new disclosure requirements. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

On December 4, 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.
Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. Statement 160 also includes expanding disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like Statement 141R discussed above, earlier adoption is prohibited. The adoption of SFAS No. 160 could have a material effect on the Company's results of operations, cash flows and financial condition. The Company is in the process of assessing the requirements of the Statement.

NOTE B - DISCONTINUED OPERATIONS


In September 2005, the stockholders of the Company approved the sale of the Seen OnTV, Inc. subsidiary, along with all of the Company's assets associated with the operations of Seen OnTV, Inc., which included all of the other wholly-owned subsidiaries, to Daniel M. Fasano, who was at that time the Company's president and chairman of the board. Included among the Company assets sold were the domain name, asseenontv.com, which the Company purchased on January 14, 2000 for $5,000,000. In return, Mr. Fasano agreed to pay the Company $300,000, through a Note Receivable bearing interest at 5.75% annually, and assume responsibility of all of the Company's liabilities, including all potential outstanding litigation liabilities, except for any amounts owed to Mr. Fasano for accrued and unpaid compensation and amounts owed to Seen OnTV, Inc. by ONTV, Inc. In addition, 25% of the net, after-tax income from the operations of Seen OnTV, Inc will be paid to ONTV, Inc. until the purchase price, plus accrued interest, is paid in full. As a result of this sale to Fasano, which closed on September 30, 2005, ONTV, Inc. was not conducting any business but was merely a shell. In March 2006 Fasano, then president and chairman of the board of the Company, sold the majority interest in the Company to Sure Trace Security Corporation ("SSTY") for a total monetary consideration of $500,000, plus the global rights, by way of a master license, to SSTY's anti-counterfeiting technology. In January 2007, pursuant to a Restructuring Agreement and Amended Pay Agreement, the total monetary consideration (then $500,000) paid to Fasano was increased by 6 million restricted shares of the Company's common stock (valued at $1,320,000 on January 6, 2007, the issue date of the stock).


NOTE C - CHANGE IN CONTROL

SSTY's Acquisition of Majority Interest in ONTV


On March 16, 2006, the Company acquired a technology license ("License") from SSTY for an initial term of five years, with an automatic renewal for an additional five years. (The License has since been terminated. See below and Note G). The License granted the Company the worldwide rights to manufacture and sell products using SSTY's "anti-counterfeiting technology". In exchange for this License, the Company issued 52,349,249 shares of common stock and 16,000 shares of preferred stock, valued in total at $598,927. The License will be amortized as a charge to operations on a straight-line method over the ten-year term of the License.


Estimated annual amortization expense for the five years succeeding March 31, 2007 is as follows:

             2007          2008            2009            2010            2011
   --------------- ------------- --------------- --------------- ---------------
          $59,893       $59,893         $59,893         $59,893         $59,893
   --------------- ------------- --------------- --------------- ---------------


As more fully discussed in Note G, in January 2007, the License was terminated pursuant to terms in a Restructuring Agreement with SSTY, among others.


On March 21, 2006, Daniel M. Fasano, the Company's former president and a director, sold 20,000 shares of the Series A Preferred Stock owned and under his control, to SSTY, a related party.

As a result of the above transactions, there was a change in control of the Company, as SSTY owned and/or controlled 78.8% of the outstanding common stock voting rights of the Company as of March 21, 2006.

An additional 154,919,125 shares were issued for the purchase of the technology license.

The Spin-off of the Company from SSTY

In May 2006, to effectuate the spin off of the Company from its then parent, SSTY, the stockholders of SSTY were issued a stock dividend of 1 share of the Company for every 19 shares of SSTY that each SSTY stockholder owned. The Payable Date for these dividend shares was May 30, 2006. The Payable Date was the date the Company's transfer agent issued and mailed the stock dividend certificates to SSTY shareholders as of the May 25, 2006 Record Date. Upon completion of the dividend and delivery of the dividend shares to SSTY shareholder, the Company became a separate stand-alone entity independent from its former parent, SSTY.

NOTE D- THE MONIES OWED BY FASANO AS A RESULT OF THE SALE OF SEEN ON TV

In Fiscal Year 2007 there were also a note receivable and interest receivables from a related party in the amounts of $300,000 and $30,188 respectively. These receivables arose from the September 2005 sale by the Company to Dan Fasano, then the president and chairman of the board of the Company, of all the shares of Seen On TV and other assets incidental to the business of Seen On TV. Included in the sale was the domain name, asseenontv.com, which the Company purchased in January 2000 for $5,000,000. In return for all the shares of Seen On TV and other assets, including the domain name, asseenontv.com, Fasano agreed to pay the Company $300,000 (the "Purchase Price") on the following terms:

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

The sale was described in detail in the Company's Form 10-KSB filed November 11, 2005. As a result of this sale to Fasano, which closed on September 30, 2005, ONTV, Inc. was not conducting any business but was merely a shell.


 In March 2006 Fasano, then president and chairman of the board of the Company and owner of former Company assets, Seen On TV and Asseenontv.com, sold the majority interest in the Company to SSTY for a total monetary consideration of $500,000, plus the global rights, by way of a master license, to SSTY's anti-counterfeiting technology. In January 2007, pursuant to a Restructuring Agreement and Amended Pay Agreement, the total monetary consideration (then $500,000) paid to Fasano was increased by 6 million restricted shares of the Company's common stock (valued at $1,320,000 on January 6, 2007, the issue date of the stock).


Contemporaneous with the January 2007 Restructuring Agreement, Fasano, SSTY, and the Company entered into an amendment to the March 21, 2007 agreement between SSTY and Fasano, in which the Company agreed to assume the debt owed by SSTY to Fasano in connection with the March 2006 acquisition by SSTY of the controlling interest in the Company. The amendment, provided, inter alia:

                           6. Subject to the terms and conditions of this Amendment, in consideration of the payments and undertakings described above and in further consideration which is hereby acknowledged, Fasano hereby releases and forever discharges SSTY and TPID, their predecessors, successors, assigns, affiliated companies, shareholders, administrators, partners, officers, directors, employees, agents and attorneys from any and all claims and causes of action whatsoever, known or unknown, foreseen or unforeseen, which any party has or may have by reason of any matter, cause or thing whatsoever, arising from the March 21, 2006 SSTY-Fasano Agreement and the ONTV Acquisition, from the beginning of the world to the day of this Agreement, other than those obligations set forth herein.

                           7. This Amendment  contains the entire  Agreement and
                  understanding  between the Parties,  and  supersedes all prior agreements and understandings between the Parties. . . .

On October 31, 2007, Fasano filed a pro se petition for the statutory appointment of a receiver in the Delaware Court of Chancery. In his petition, Fasano claims that the Company is insolvent based, in part, due to in excess of $900,000 he claims the Company owes him that remains unpaid. In its January 4, 2008 Answer to the Petition, the Company denied and continues to deny that it is insolvent and that the appointment of a receiver is required. The Company explained that Fasano is a party to certain agreements pursuant to which the Company agreed to pay him certain monies that have not yet been fully paid. The Company went on to explain that Fasano owes the Company in excess of $330,000, which amount exceeds the amount which the Company believes Fasano is owed by the Company pursuant to the aforementioned agreements. Specifically, in exchange for acquiring from the Company its former subsidiary Seen on TV, Inc. ("Seen on TV") and all of the assets of the Company associated therewith, including the domain name, asseenontv.com, Fasano, then the president and chairman of the board of the Company, agreed in September 2005 to pay the Company a total of $300,000 by paying the Company 25% of the net, after-tax income from the operations of Seen on TV, which amount would bear interest at 5.75% per year until it, plus accrued interest, was paid in full. Fasano has never performed his obligations under this contract.

This litigation is being vigorously defended and the Company believes it has meritorious defenses.

NOTE E - EMPLOYMENT, CONSULTING AND SERVICE AGREEMENTS

Starting March 2006, James MacKay ("MacKay") agreed to serve as the Company's Chairman of the Board of Directors for a three-year term with an annual compensation of $300,000. As reported in the Company's Form 10-KSB/A filed November 13, 2006, the Company and MacKay entered into a formal consulting agreement, memorializing their arrangement on November 11, 2006. A copy of MacKay's November 11, 2006 Consulting Agreement with the Company is attached as an exhibit to the Company's November 13, 2006 Form 10-KSB/A. At September 30, 2007 Mr. MacKay was owed $462,500 representing all compensation earned by him since he joined the Company (which, as discussed below MacKay has since forgiven). On November 13, 2006 Mr. MacKay vested 39,559,961 shares of the
Company's common stock as part of the aforementioned Services Agreement. The common shares of the Company's stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,769,197, which was expensed in the quarter ending December 31, 2006. Mr. MacKay's common shares vested to him prior to the vesting of common shares to Mr. Bendis.

On March 12, 2007 James MacKay resigned as the interim Chairman of the Board and a director of the Company. The Company's Chief Executive Officer and President, Richard A. Bendis, replaced Mr. MacKay as the Chairman of the Board. Mr. MacKay continued to support the Company's initiatives in China and elsewhere. In November 2007, the Company reached an agreement, which among other things Mr. MacKay agreed to cancel in full the $462,500 of compensation owed to him, among other things. See Form 8-K filed November 15, 2007 and Note K - Forgiveness of Liabilities.

In March 2006 the Company entered into an Executive Employment Agreement with Richard A. Bendis ("Bendis"), where Bendis will serve as the Company's President and Chief Executive Officer for a three-year term, with annual compensation of $500,000. At December 31, 2007 Mr. Bendis is owed $708,333 and $90,000, respectively, representing all compensation earned by him during his employment with the Company and under his consulting agreement with the Company subsequent to his resignation from the Company respectively. The aforementioned consulting agreement with Mr. Bendis was entered into on August 9, 2007 upon his voluntary resignation as the Company's Chairman, CEO, and President. In general, the consulting agreement has a one-year term and provides annual compensation of $240,000. Additionally, accrued liabilities include $64,911 for Bendis, representing unreimbursed expenditures primarily for travel. On November 13, 2006 Mr. Bendis vested 30,329,303 shares of the Company's common stock as part of the aforementioned Executive Employment Agreement. The common shares of the Company's stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,123,051, which was expensed in the quarter ending December 31, 2006.

On August 16, 2007 the Company entered into an agreement with Li Ning, the CEO of the Chinese JV Company, to issue Li Ning ten million (10,000,000) restricted common shares in return for his serving as a member of the Company's Board of Directors and otherwise supporting the Company with regard to its initiatives in China. The common shares of the Company's stock closed trading on August 16, 2007 at $0.06 per share resulting in a valuation of $600,000, which was expensed in the first fiscal quarter (September 30, 2007) of Fiscal 2008. A copy of Registrant's agreement with Li Ning is attached to the Form 8-K (dated August 17, 2007) as an exhibit.

On August 17, 2007 the Company announced that to help best facilitate the development of the Chinese markets, (1) Richard A. Bendis voluntarily resigned as the Company's chairman, CEO, and president and as a director of the Company;
(2) James MacKay rejoined the Company as its chairman; (3) Sergio Luz, who was also involved in facilitating the development of the Chinese markets, joined the Company as the Company's president; and (4) Li Ning, who is CEO of the Chinese JV Company, joined the Company's Board.

On August 17, 2007 the Company's Board also approved that both Bendis and MacKay shall have the right, but not the obligation, to convert any monies (including, but not limited to, wages, consulting fees, and expenses) they are owed by the Company under their executive employment and consulting agreements into common shares of the Company at a share price equal to the share price of the Company's common stock at the close of the market on the date the Company first receives funds under the new MacKay Group Limited line of credit. On August 2, 2007, US$12,500, plus a US$35 wire fee, was advanced by MacKay Group Limited to the Company. The common shares of the Company's stock closed trading on August 2, 2007 at $0.05 per share. The Board also authorizes the Company to amend Bendis' and MacKay's executive employment and consulting agreements accordingly. As stated above, MacKay has since forgiven compensation owed to him under his consulting agreement as of November 16, 2007.

On November 4, 2007 the Company's Board entered into an employment agreement and appointed William R. Dunavant as the Company's CEO. James MacKay also voluntarily relinquished his position as Chairman of the Board to Mr. Dunavant who was appointed the new Chairman of the Board. See the Company's Form 8-K filed November 7, 2007 and attached employment agreement for Mr. Dunavant. Under his employment agreement with the Company, Mr. Dunavant is to receive, among other things, an annual salary of $240,000 and two million (2,000,000) restricted shares of the Company's common stock post reverse split, which is anticipated to be closed in the next 30-90 days at a ratio of 100:1 (200 million shares on a pre reverse split basis). The common shares of the Company's stock closed trading on November 4, 2007 at $0.031 per share resulting in a valuation of $6,200,000, which was expensed in the second fiscal quarter (December 31, 2007) of Fiscal Year 2008.

On November 12, 2007 the Company's Board entered into an employment agreement and appointed Wilson W. Hendricks III as the Company's Chief Operating Officer. See the Company's Form 8-K filed November 15, 2007 and attached employment agreement for Mr. Hendricks. Under his employment agreement with the Company, Mr. Hendricks is to receive, among other things, an annual salary of $150,000 and two hundred fifty thousand (250,000) restricted shares of the Company's common stock post reverse split which is anticipated to be closed in the next 30-90 days at a ratio of 100:1 (25 million share son a pre reverse split basis). The common shares of the Company's stock closed trading on November 12, 2007 at $0.085 per share resulting in a valuation of $2,125,000, which was expensed in the second fiscal quarter (December 31, 2007) of Fiscal Year 2008.

Effective November 8, 2007, the board of directors appointed Michael J. Antonoplos as the Company's Secretary.

Effective November 15, 2007, the board also authorized the division of the Office of the President into two separate designations, "China" and "US", so that, effective immediately, Sergio Luz became the "President-China" of the Company.

On November 7, 2007 the Company's Board voted to retain Rene Hamouth (Hamouth Family Trustee) to consult and assist the Company in market matters. See the Company's Form 8-K filed November 7, 2007. Hamouth is to receive, three million (3,000,000) restricted shares of the Company's common stock post reverse split, which is anticipated to be closed in the next 30-90 days at a ratio of 100:1 (300 million shares on a pre reverse split basis). The common shares of the Company's stock closed trading on November 7, 2007 at $0.052 per share resulting in a valuation of $15,600,000, which was expensed in the second fiscal quarter (December 31, 2007) of Fiscal Year 2008.

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

On November 7, 2007 the Company filed a Form 8-K reporting that its Board had voted to effect a 30:1 reverse split of the Company's common stock and then passed a resolution to effectuate the reverse split immediately in accordance with all applicable rules and regulations pertaining thereto. See the Company's Form 8-K filed November 7, 2007. On November 29, 2007 the Company's Board of Directors voted to amend the ratio to 100:1. This action was then authorized and approved by the holders of a majority of the outstanding common shares of the Company authorized to vote. See the Company's Form 8-K filed December 6, 2007.

In November 2007, the Company raised $200,969 as a result of the sale of equity units consisting of one share of the Company's common stock and a warrant to purchase 1/2 share of common stock at an exercise price of $0.10 per share for a period of one year subsequent to the purchase of the equity unit, The price of the units was $0.065 per share resulting in the issuance of 3,091,823 shares of the Company's common stock and the issuance of 1,545,912 warrants to purchase the Company's common stock. The proceeds were wired to the Chinese JV Company to fund China operations.

NOTE G - RESTRUCTURING AGREEMENT


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

(iii) To assume, pursuant to the Amended Payment Agreement, all outstanding payments owed by SSTY to the former control block holder of ONTV, Inc. (Fasano), which relates to the acquisition of ONTV. As of August 2006, SSTY owed Fasano $285,000, excluding certain interest and penalties, plus 6 million common shares of the Company, which SSTY had previously agreed post-SSTY's acquisition of ONTV but pre-spinout, in return for, inter alia, Fasano agreeing to waive $85,000 of the balance owed by SSTY and all interest and penalties on the $85,000. Under the Amended Payment Agreement, the Company has agreed [a] to pay Fasano $100,000 by January 31, 2007; $185,000 by March 31, 2007; and interest and penalties by June 30, 2007 and [b] to assume SSTY's obligation to issue Fasano 6 million common shares of the Registrant (valued at $1,320,000 on January 6, 2007, the issue date of the stock). If the Company made timely payments under the Amended Payment Agreement, the amount of such penalties and interest was $34,410; in the event that the Company failed to make timely payments under the Amended Payment Agreement, interest accrues on the unpaid portions at 25% simple interest per annum. A note payable of $319,410 was recorded to reflect this assumed liability and a $100,000 payment was made in January 2007 against this note payable. TPID is currently in default of the payments due March 31, 2007 and June 30, 2007, therefore, interest has been accrued at 25% simple interest per annum on the unpaid balance. The Company plans to make the required payment from future financing received by TPID.

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


In November 2007 SSTY agreed to cancel the amount due to it by the Company under the Restructuring Agreement ($1,068,164 as of September 30, 2007). See Note L - Forgiveness of Liabilities. In return the Company has agreed to grant SSTY, or its assignee or designee, the exclusive worldwide Licensing Rights in and to any home consumer applications of the Company's anti-counterfeiting and authentication technologies intended for self-application/use by the consumer solely on his/her personal items, including, but not limited to, S-DNA and related technologies that exist and as they may be developed in the future, in all channels of direct response and consumer distribution. Subject to the Company and SSTY reaching mutually acceptable terms in the manner and form to be mutually agreed upon by the parties within 30 days of the date of this letter agreement. SSTY shall also be granted the right to sub-license others to air and/or sell through broadcast and cable television media via telemarketing, direct mail, package inserts, syndication and any other direct response marketing media and via catalogue, internet and related electronic marketing, retail sales and any other means and the non-exclusive right to use the copyrights, trademarks, patents, service marks and trade names in connection with their sales thereof.


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

NOTE H - BRIDGE FINANCING

On January 17, 2007 the Company closed an initial bridge financing with a private investor for $500,000; a portion of these proceeds went to the Chinese JV Company for China operations and to help fulfill existing orders in China.

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

NOTE I - ACQUISITION OF ADDITIONAL 20% OF CHINESE VENTURE

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

The composition of the purchase price and the related allocation is as follows:

Purchase of Initial 40% interest in Chinese JV Company:

Common Stock of the Company issued for the initial 40% ownership interest
(6,000,000 shares at $0.22 per share)                               $ 1,320,000

Note payable - Fasano                                                   319,410

Note payable - SSTY                                                   1,095,590

Less Royalty payment forgiven                                          (637,500)
                                                                    -----------

Net Consideration                                                   $ 2,097,500

Purchase of Additional 20% interest in Chinese JV Company:

Common Stock of the Company issued for the additional
20% ownership
interest (100,000,000 shares at $0.155 per share)                   $15,500,000
                                                                    ------------

Total Consideration                                                 $17,597,500
                                                                    ============

An internal valuation was performed to allocate the purchase price, which determined that all of the purchase price should be allocated to Customer Contacts and Contracts with an amortization period of five years. During the first six months of fiscal 2008 no amortization expense was recorded as the contracts to which the excess purchase price was allocated have not commenced.

NOTE J - FOREIGN OPERATIONS:

Subsequent to the acquisition of the additional 20% interest in the Chinese JV Company by the Company raising its ownership to 60% of the Chinese JV Company on May 11, 2007, the majority of the Company's operating activities have been in China. The functional currency of the Chinese Venture is the Yuan and the financial statements of the Chinese JV Company have been converted from Yuan to U.S. Dollars at the exchange rate in effect. There were no foreign currency gains or losses included in the September 30, 2007 Statement of Operations. A Foreign Currency Translation Adjustment of $3,623 is included as a component of Shareholders' Equity at September 30, 2007 to reflect the change in value of assets and liabilities in the Chinese JV Company's balance sheet.

Accounts Receivable

There was $173,956 US in accounts receivable at December 31, 2007, all from the Chinese JV Company. These arose in part from customer purchases of taggant, scanners and other equipment and materials associated with trial and pilot runs associated with the Company's securing Chinese contracts. The Company believes that these accounts receivable will be collected in China in due course, given the fairly recent nature of the accounts receivable (at least according to Chinese standards), the ongoing nature of certain trial or pilot runs and relationship with Chinese customers, the relationships involving Chinese government entities, and the significance of the Chinese JV Company's continued efforts towards certain Chinese government-related initiatives.

At December 31, 2007, the assets of the Chinese JV Company were $355,398 US and the liabilities of the Chinese JV Company were $830,141 US. For the three and six months ended September 30, 2007, no revenues were recognized relative to the Chinese JV Company and $214,275 and $379,138, respectively, of expenses was recognized resulting in a net loss of $214,275 and $379,138, respectively,. A compensating $85,711 and $151,655, respectively, minority interest recognized for the 40% portion of the Chinese JV Company not owned by the Company for the three and six months ended September 30, 2007.

NOTE K - FINANCING / FUNDING

The MKG Line of Credit

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

At September 30, 2007 $52,451 had been borrowed against the line of credit. In November 2007 an agreement was reached in which MKG forgave the total amount borrowed and related interest under the MKG line of credit. See Note L - Forgiveness of Liabilities.

The MKG Advances to the Company and the Chinese JV Company Prior to November 7, 2008

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

Under the MOU, MKG and the Company shall work in good faith to agree upon the repayment terms and conditions, which shall be memorialized in a definitive written agreement(s). The parties agree that the repayment arrangement shall come in the form of a convertible note with appropriate compound interest with warrants. The terms and conditions shall be, at a minimum, comparable to those the Company has given to funders as of August 1, 2007. In the event that MKG is provided repayment terms by the Company, which are more advantageous than those, extended to other funders as of August 1, the Company's arrangement with other funders as of August 1, 2007 should be modified to provide the other funders with the same terms and conditions given by the Company to MKG. A copy of the memorandum of understanding between the Company and MKG was attached as an Exhibit to its August 17, 2007 Form 8-K filing. According to financial records relating to the Chinese JV Company, as of August 2007 MKG had advanced approximately US$1 million to or for the Chinese JV Company and its anti-counterfeiting/ product authentication operations.


In November 2007, MKG agreed (1) to assign to TPID US the rights MKG has regarding the advances and loans in the amount of approximately US$1,000,000 which MKG made to the Chinese JV Company prior to November 7, 2007 (the "MKG $1 Million Advance") and (2) to forgiven any debt which MKG may have directly vis-a-vis TPID US as a result of the MKG $1 Million Advance and/or MKG's assignment to TPID US related thereto. See Note L - Forgiveness of Liabilities. Accordingly, any right that MKG may have vis-a-vis the Chinese JV Company as a result of the MKG $1 Million Advance (whether in the form of repayment, increased capital, some combination of both or otherwise) , has been assigned to TPID US and should be considered an asset of TPID US. Similarly, as of November 16, 2007, MKG had forgiven any debt it may be owed by TPID US as a result of the above-mentioned assignment (whether the rights being assigned took the form of additional capital in the Chinese JV Company or otherwise). The amounts due MKG by the Chinese JV Company remain recorded upon the financial statements of the Chinese JV Company and as such are recorded in the attached consolidated financial statements of the Company at December 31, 2007.


NOTE L - FORGIVENESS OF LIABILITIES

As discussed herein and as reported in the Company's Form 8-K filed November 15, 2007, certain liabilities of the Company were forgiven in November 2007 as follows:

Compensation due James MacKay                          $  462,500
Borrowings on line of credit provided by MKG               52,451
Accrued interest on line of credit                            638
Note payable to SSTY                                    1,068,164
                                                       ----------

Total                                                  $1,583,753
                                                       ==========

 The total amount forgiven was recorded as a component of Other Income. In November 2007, MKG agreed (1) to assign to TPID US the rights MKG has regarding the MKG $1 Million Advance and (2) to forgive any debt which MKG may have directly vis-a-vis TPID US as a result of the MKG $1 Million Advance and/or MKG's assignment to TPID US related thereto. Accordingly, any right that MKG may have vis-a-vis the Chinese JV Company as a result of the MKG $1 Million Advance (whether in the form of repayment, increased capital, some combination of both or otherwise) , has been assigned to TPID US and should be considered an asset of TPID US. Similarly, as of November 16, 2007, MKG had forgiven any debt it may be owed by TPID US as a result of the above-mentioned assignment (whether the rights being assigned took the form of additional capital in the Chinese JV Company or otherwise). The amounts due MKG by the Chinese JV Company remain recorded upon the financial statements of the Chinese JV Company and as such are recorded in the attached consolidated financial statements of the Company at December 31, 2007.



NOTE M - SUBSEQUENT EVENTS

AQSIQ Contract


On January 29, 2008, the State General Administration for Quality Supervision, Inspection and Quarantine of the People's Republic of China, the Chinese counterpart to the U.S. Consumer Product Safety Commission ("AQSIQ"), further formalized its partnership with the Company by issuing official commitments known as "Red Hat" documents. The Red Hat Documents are the initial set of official documents to be filed by AQSIQ to form the new joint venture with the Company. They officially confirm AQSIQ's commitment to form the new joint venture the Company and to implement the AQSIQ national LNG tank contract with the Company. The new joint venture will be called China Inspection True Product Technology Inc. Limited. The Company and AQSIQ are proceeding with the remaining steps to register the new joint venture.


Appointment of Former AQSIQ Liaison, KeKe Wang, as the Company's New President

As reported in its Form 8-K filed January 18, 2008, on January 14, 2008 the Company hired former AQSIQ liaison for manufacturers and exporters in North America, KeKe Wang, as its new president. Bi-lingual and educated both in China and the U.S., Wang has been posted for weeks at a time in Beijing to oversee the Company's rollout of its Gas Tank Contract with AQSIQ.

Under the terms of his employment agreement with the Company, Mr. Wang will serve as our president for a period of three years. As president, Mr. Wang will report solely and directly to our Chief Executive Officer, William R. Dunavant, and our Board of Directors. During his term of employment, Mr. Wang will earn a base salary of no less than $150,000 per year. In addition to base salary, Mr. Wang may be paid an annual bonus as our Compensation Committee determines in its sole discretion. Mr. Wang will be entitled to participate in and be covered under all welfare benefit plans or programs maintained for executive officers. We also agreed to maintain a term life insurance policy for Mr. Wang in an amount not less than $150,000 during the term of his employment. The policy shall pay 75% of its face value to Mr. Wang's estate with the remaining 25% to be paid to us. A copy of Wang's employment agreement is attached hereto as
Exhibit 10.1.

Wang worked with AQSIQ in 2004, several years before AQSIQ issued its Official Government Circular this summer mandating the use of TPID's S-DNA anti-counterfeiting and KMACK product safety monitoring technology for all gas tanks, other pressurized tanks, and other special equipment in China. After AQSIQ passed its initial set of product safety regulations for special equipment in 2003, in conjunction with the Chinese Consulate in New York, Wang organized two delegations of AQSIQ officials to the U.S. in 2004, whereupon Wang was asked by AQSIQ's Center of Boiler and Pressure Vessel Inspection and Research to help disseminate AQSIQ's Import Boiler and Pressure Vessel Safety Quality Licensing requirements to manufacturers and exporters in the U.S. and Canada and to help work with North American manufacturers and exporters to secure the required product safety and licensing certifications for import into China. Wang's relationship with AQSIQ and experience with AQSIQ's pressure vessel quality safety initiatives should be invaluable as TPID rolls out the initial phase of TPID's gas tank contract with AQSIQ in six provinces and districts in China. Similarly, Wang's interaction on AQSIQ's behalf with North American companies should help when TPID expands its operational basis, which initially focuses on China, to North America.

Wang has worked closely with, and has helped form a bridge between, U.S. and Chinese governments and industry for over 15 years. Wang was asked by the Commonwealth of Pennsylvania and its Department of Commerce in 1993 to create

Pennsylvania's first trade office in China and to conduct its first trade mission to China, and in 1996 to represent the Commonwealth of Pennsylvania in Tianjin (China's 4th largest city). In 2002, Wang was appointed by then Philadelphia Mayor John Street to form and run the China Trade Center of Philadelphia, an organization which works in coordination with the City of Philadelphia and its Commerce Department to promote trade and other opportunities between Philadelphia and China. In 2001 and 2006, Wang organized the first and second trade missions for the City of Philadelphia to China. In 2006, Wang was appointed to be the executive director, China operations, for The Splendor of China(TM), a significant trade, business, government, and cultural initiative and event between China and Pennsylvania/Philadelphia, which has worked with the Chinese Ministry of Commerce and the Chinese Consulate in New York and plans to bring together in Philadelphia Chinese and U.S. manufacturers, exporters/importers, and government organizations, among others.

In addition to AQSIQ, Wang has forged close and critical relationships with other leading Chinese Government entities and industries, including, but not limited to, the Ministry of Commerce, the Ministry of Culture (and its cultural antiquity preservation division), the Ministry of Agriculture, the Ministry of Education, the Tourism Administration, the Sports Administration, and Overseas Chinese Affairs Office, the Association of Chinese Mayors, the city/provincial governments of Beijing, Shanghai, Tianjin, Xiamen, Nantong, and Dalian, the provincial governments of Anhui and Liaoning Province, and leading Chinese companies as Air China, China Southern Airline, Jian Nan Chun (one of China's leading liquor manufacturers), Chery Automobiles (one of China's leading automobile manufacturers), the Chinese Basketball Association, and Nike China. Many of these relationships of Wang will help TPID's ongoing initiatives in China related to such applications as sports tickets, agricultural products, auto parts, aviation parts, liquor bottles, and sports apparel, all of which have recently faced challenges related to counterfeiting and quality assurance and safety.

Fluent in Chinese and English, Wang obtained his undergraduate degree from the Foreign Language Department at Guangxi Normal University in Guilin, China. Upon moving to the U.S. and becoming a U.S. citizen in the 1980s, Wang earned a Master's degree from the New School for Social Research. With university degrees from schools located in China and the U.S., Wang is asked by leading universities in the U.S. and China to facilitate academic exchanges, including MBA, LLM and training/certification programs at U.S. universities, for Chinese Government officials, judges and executives.

Funding

In January 2008, the Company received another $450,000 from one of the accredited investors, who helped fund the Company in November 2007, in the form of the sale of additional equity units at $0.05 per share plus an equivalent number of warrants with an exercise price of $0.085 per share.


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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 and 2006

During the three months ended December 31, 2007 ("Fiscal 2008"), the Company had no revenues, as the operations of the Chinese JV Company had not begun customer sales, except for certain trial runs conducted by the Chinese JV Company for Chinese customers. In the three months ended December 31, 2006 ("Fiscal 2007") there were no revenues.

The Company had operating expenses of $24.4 million for the second fiscal quarter of Fiscal 2008 with the majority of the expense related to stock compensation of employees and consultants, as compared to operating expenses of $5.4 million for the second fiscal quarter of fiscal 2007 with the majority of the expense related to stock compensation of an employee and consultant. During the second quarter of fiscal 2008, 525 million shares of the Company's common stock were issued resulting in a charge of $23.9 million based upon the closing price of the Company's common stock on the date the respective shares issuances were authorized by the Company's Board of Directors, as compared to approximately 70 million shares of the Company's common stock were issued during the second quarter of Fiscal 2007, resulting in a charge of $4.9 million based upon the closing price of the Company's common stock on the date the respective shares issuances were authorized by the Company's Board of Directors. The increase of operating expenses from the second fiscal quarter of Fiscal 2008 to the second fiscal quarter of Fiscal 2007 is attributable to expenses related to the Gas Tank Contract with AQSIQ and additional expense related to stock compensation of employees and consultants, when the Company brought in new management and personnel (a new chief executive officer, chief operating officer, and consultant) in November 2007 to help implement and fund the Gas Tank Contract with AQSIQ.

The Company reported a loss before other income and provision for income taxes of $24.4 million for the three months ended December 31, 2007 compared to a loss before other income and provision for income taxes of $5.4 million for the three months ended December 31, 2006, a increase of $19 million as a direct result of the factors discussed above, including the additional expense related to the Gas Tank Contract with AQSIQ and to stock compensation of employees and consultants, when the Company brought in new management and personnel (a new chief executive officer, chief operating officer, and consultant) in November 2007 to help implement and fund the Gas Tank Contract with AQSIQ


Other income in the current fiscal quarter included approximately $1.6 million for the forgiveness of liabilities as discussed previously in Note L to the financial statements. There were no significant components of other income for the prior fiscal quarter. As discussed in Note L, in November 2007, MKG agreed
(1) to assign to TPID US the rights MKG has regarding the MKG $1 Million Advance and (2) to forgive any debt which MKG may have directly vis-a-vis TPID US as a result of the MKG $1 Million Advance and/or MKG's assignment to TPID US related thereto. See Note L - Forgiveness of Liabilities. Accordingly, any right that MKG may have vis-a-vis the Chinese JV Company as a result of the MKG $1 Million Advance (whether in the form of repayment, increased capital, some combination of both or otherwise) , has been assigned to TPID US and should be considered an asset of TPID US. Similarly, as of November 16, 2007, MKG had forgiven any debt it may be owed by TPID US as a result of the above-mentioned assignment (whether the rights being assigned took the form of additional capital in the Chinese JV Company or otherwise). The amounts due MKG by the Chinese JV Company remain recorded upon the financial statements of the Chinese JV Company and as such are recorded in the attached consolidated financial statements of the Company at December 31, 2007.



During the current and prior fiscal quarters there was no provision for income taxes due to the loss in the respective quarter and that no deferred income tax credit was recognized as the realization was no assured due to the Company's history of losses and that the Company remains a "Development Stage Enterprise" and as such to date has not had any revenues.

Minority interest for the current fiscal quarter was a credit of $0.1 million. The add back of minority interest represents the 40% portion of the Chinese JV Company loss not owned by the Company as the Company only owns a 60% interest in the Chinese JV Company. There was no comparable amount as the Company only began consolidating the results of the Chinese JV Company in the fourth quarter of fiscal 2006 when they increased their ownership interest to 60%

Therefore, for the quarter ended December 31, 2007 the Company had a loss of $22.7 million compared to a loss of $5.4 million for the quarter ended December 31, 2006, attributed to, inter alia, the additional expense related to the Gas Tank Contract with AQSIQ and to stock compensation of employees and consultants, when the Company brought in new management and personnel (a new chief executive officer, chief operating officer, and consultant) in November 2007 to help implement and fund the Gas Tank Contract with AQSIQ

Six Months Ended December 31, 2007 and 2006

During the six months ended December 31, 2007 the Company's had no revenues, as the operations of the Chinese JV Company had not begun customer sales, except for certain trial runs the Chinese JV Company conducted for Chinese customers. In the six months ended December 31, 2006 there were also sales by the Chinese JV Company.

The Company had operating expenses of $25.4 million for the first six months of fiscal 2008 with the majority of the expense ($24.5 million) related to stock compensation of employees and consultants, compared to operating expenses of $5.9 million for the first six months of fiscal 2007 with the majority of the expense ($5.0 million) related to stock compensation of an employee and consultant. During the second quarter of fiscal 2008, 525 million shares of the Company's common stock were issued resulting in a charge of $23.9 million based upon the closing price of the Company's common stock on the date the respective shares issuances were authorized by the Company's Board of Directors, compared to approximately 70 million shares of the Company's common stock issued during the second quarter of fiscal 2007, resulting in a charge of $4.9 million based upon the closing price of the Company's common stock on the date the respective shares issuances were authorized by the Company's Board of Directors. The increase of operating expenses from the second fiscal quarter of Fiscal 2008 to the second fiscal quarter of Fiscal 2007 is attributable to additional expense related to the Gas Tank Contract with AQSIQ and to stock compensation of employees and consultants, when the Company brought in new management and personnel (a new chief executive officer, chief operating officer, and consultant) in November 2007 to help implement and fund the Gas Tank Contract with AQSIQ.

The Company reported a loss before other income and provision for income taxes of $25.4 million for the six months ended December 31, 2007 compared to a loss before other income and provision for income taxes of $5.9 million for the six months ended December 31, 2006, a increase of $19.5 million as a direct result of the factors discussed above, including the additional expense related to the Gas Tank Contract with AQSIQ and stock compensation of employees and consultants, when the Company brought in new management and personnel (a new chief executive officer, chief operating officer, and consultant) in November 2007 to help implement and fund the Gas Tank Contract with AQSIQ


Other income in the current period included approximately $1.6 million for the forgiveness of liabilities as discussed previously in Note L to the financial statements. There were no significant components of other income for the prior fiscal period. As discussed in Note L, in November 2007, MKG agreed (1) to assign to TPID US the rights MKG has regarding the MKG $1 Million Advance and
(2) to forgive any debt which MKG may have directly vis-a-vis TPID US as a result of the MKG $1 Million Advance and/or MKG's assignment to TPID US related thereto. See Note L - Forgiveness of Liabilities. Accordingly, any right that MKG may have vis-a-vis the Chinese JV Company as a result of the MKG $1 Million Advance (whether in the form of repayment, increased capital, some combination of both or otherwise) , has been assigned to TPID US and should be considered an asset of TPID US. Similarly, as of November 16, 2007, MKG had forgiven any debt it may be owed by TPID US as a result of the above-mentioned assignment (whether the rights being assigned took the form of additional capital in the Chinese JV Company or otherwise). The amounts due MKG by the Chinese JV Company remain recorded upon the financial statements of the Chinese JV Company and as such are recorded in the attached consolidated financial statements of the Company at December 31, 2007.


During the current and prior fiscal periods there was no provision for income taxes due to the loss in the respective quarter and that no deferred income tax credit was recognized as the realization was no assured due to the Company's history of losses and that the Company remains a "Development Stage Enterprise" and as such to date has not had any revenues.

Minority interest for the current fiscal period was a credit of $0.2 million credit. The add back of minority interest represents the 40% portion of the Chinese JV loss not owned by the Company as the Company only owns a 60% interest in the Chinese JV. There was no comparable amount as the Company only began consolidating the results of the Chinese JV in the fourth quarter of fiscal 2006 when they increased their ownership interest to 60%

Therefore, for the six-months ended December 31, 2007 the Company had a loss of $23.7 million compared to a loss of $5.9 million for the six-months ended December 31, 2006, attributed to, inter alia, the additional expense related to the Gas Tank Contract with AQSIQ and to stock compensation of employees and consultants, when the Company brought in new management and personnel (a new chief executive officer, chief operating officer, and consultant) in November 2007 to help implement and fund the Gas Tank Contract with AQSIQ

FINANCIAL CONDITION

Liquidity and Capital Resources

During the six months ended December 31, 2007, the Corporation's cash increased by $0.03 million to $0.07 million.

The increase in cash and cash equivalents during the first six months of fiscal 2008 is attributable to cash inflows of $0.41 million from financing activities. These cash inflows were partially offset by outflows from operations of $0.35 million and cash outflows of $0.03 million associated with investing activities.

Financing activities cash inflows consisted of $0.16 million proceeds from the sale of equity by the Company in November 2007, $0.2 million of equity financing received by the Chinese Venture and $0.05 million of borrowings on the line of credit provided by MKG.


Cash utilized by operating activities totaled $0.35 million in the six months ended December 31, 2007. Cash outflows included, the $23.7 million loss for the period, the $1.6 million forgiveness of liabilities which was non-cash in nature, the $0.15 million credit for minority interest which was also non-cash in nature and a $0.14 million increase in accounts receivable. These cash outflows were partially offset by cash inflows including $8.9 million of stock based compensation, $15.6 million for the issuance of common stock for consulting fees, $0.05 million of depreciation and amortization and a $0.69 million increase in accounts payable and accrued expenses. As discussed in Note L, in November 2007, MKG agreed (1) to assign to TPID US the rights MKG has regarding the MKG $1 Million Advance and (2) to forgive any debt which MKG may have directly vis-a-vis TPID US as a result of the MKG $1 Million Advance and/or MKG's assignment to TPID US related thereto. See Note L - Forgiveness of Liabilities. Accordingly, any right that MKG may have vis-a-vis the Chinese JV Company as a result of the MKG $1 Million Advance (whether in the form of repayment, increased capital, some combination of both or otherwise) , has been assigned to TPID US and should be considered an asset of TPID US. Similarly, as of November 16, 2007, MKG had forgiven any debt it may be owed by TPID US as a result of the above-mentioned assignment (whether the rights being assigned took the form of additional capital in the Chinese JV Company or otherwise). The amounts due MKG by the Chinese JV Company remain recorded upon the financial statements of the Chinese JV Company and as such are recorded in the attached consolidated financial statements of the Company at December 31, 2007.



Investing activities cash outflows included $0.03 million for the purchase of property, plant and equipment.

During the six months ended December 31, 2006, the Company's cash increased by $0.001 million to $0.001 million.

The increase in cash during the first six months of fiscal 2007 is attributable to cash inflows of $0.001 million from operating activities. There were no cash flow activities associated with investing and financing activities.

Cash provided by operating activities totaled $0.001 million in the six months ended December 31, 2006. Cash inflows included $4.9 million of stock based compensation, $0.06 million for the issuance of common stock for consulting fees, $0.03 million of depreciation and amortization and a $0.95 million increase in accounts payable and accrued liabilities. These cash inflows were partially offset by the $5.9 million loss for the period.

The Company's Current Strategy and Priorities

The Company current priority is to continue to solidify its strategic position and opportunities in China. Many of the goods in the world are manufactured in China. That includes both Chinese manufacturers and multinational corporations. That includes goods manufactured in China for both the domestic Chinese market and for export. As such, China and its government and industries face many of the more significant challenges associated with counterfeiting and product safety, which the Company seeks to address through its technology. It is China where the Company and its Chinese joint venture affiliate have earned the respect of government and industry. As reported on the website sponsored by the Association of Chinese Anti-Counterfeiting Technology, www.21cata.com.cn, our technology was recently recognized by representatives from the Chinese Ministry of Public Security. As reported on TPID Beijing's website, our technology also received a favorable initial assessment from the Chinese Ministry of Science and Technology. It is China where the Company and its Chinese joint venture affiliate are working with government and industry on significant anti-counterfeiting, safety, and other initiatives and where the Company's technology has been designated and/or registered as an exclusive or preferred technology in connection with those initiatives. It is China where the Company through its Chinese joint venture affiliate has entered into significant contracts. The Company's immediate priority is to begin fulfilling and generating revenues from China contracts.

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

Since AQSIQ's Circular, Project Cooperation Agreement and LNG Contract, the Company (including the Company's CEO, William Dunavant, and its new President and former AQSIQ liaison, KeKe Wang) has met and continue to meet with AQSIQ on a routine basis to develop, coordinate, and implement the roll out of AQSIQ's National Safety/Security Plan and in particular as the Plan initially pertains to LNG containers.


Since AQSIQ's Circular, Project Cooperation Agreement and LNG Contract, the Company has developed a roll out plan and budget to implement the initial phase of AQSIQ's National Safety/Security Plan pertaining to LNG containers and the initial designated areas of Beijing, Zhejiang, Shenzhen, Chongqing, Liaoning, and Yunnan Province.

Since AQSIQ's Circular, Project Cooperation Agreement and LNG Contract, the Company has completed the development of a fully operational automated production facility to mark China's LNG tanks, which AQSIQ has reviewed and approved, and which pursuant to AQSIQ's Circular and mandate, LNG tank manufacturers and LNF refilling stations will be required to purchase from the Company.

On December 1, 2007, AQSIQ conducted critical discussions in Beijing with key Chinese national, provincial, and industry leaders regarding the Company's Synthetic DNA and KMACK anti-counterfeiting and product safety monitoring technology and the AQSIQ Contract. Attending the official conference that evening were leaders from AQSIQ, each provincial quality inspection administration, China Special Equipments Inspection Association and each LNG tank factory, gas station, gas tank inspection station, as well as other enterprises. The Honorable Cui Gang, Deputy Director of AQSIQ's Special Equipment Security Supervision Bureau, addressed the conference. Earlier in the day, TPID Beijing held seminars at its new offices to discuss implementation of the S-DNA Special Equipment Security Taggant Information Supervision System Project mandated in AQSIQ's Circular. The seminar was hosted by the Honorable Huang Xiaohu, Director of AQSIQ's Credit Committee. Mr. Zuo Lie, Vice Manager of TPID Beijing, presented a specific implementation plan for AQSIQ's S-DNA Special Equipment Security Taggant Information Management System and Project. The seminar was attended by leaders and enterprises from Beijing, Shanghai,

Guangdong,  Hubei,  Zhejiang  and  Liaoning  Provinces,  all of whom agreed with
AQSIQ's   endorsement   of  TPID's   technology   and   provided   comments   on
implementation.

The Company's new chairman and CEO, William Dunavant, subsequently met privately with AQSIQ's senior leadership, including its Director General and Secretary. The Company's new president, KeKe Wang, who has been posted in Beijing for weeks at a time to oversee the AQSIQ Contract, has also met routinely with AQSIQ. The Company's chief operating officer and a former KMPG executive for China, will soon leave for China to implement a roll out plan, and to coordinate a team of Western experts knowledgeable both in good manufacturing practices and with China, for the AQSIQ Contract.


The plan is to for the Company to form a new joint venture company in Beijing with AQSIQ and/or its affiliates. The new joint venture will be only with the US parent, True Product ID, Inc. ("TPID US"), rather than TPID Beijing, and will be owned 70% TPID US, 30% AQSIQ. The first step will be to begin the roll out of AQSIQ's National Security/ Safety Plan in six provinces and cities designated by AQSIQ within approximately six months. Upon successful completion of this initial six month roll out, AQSIQ will enact additional national laws specifying the details of the continued roll out of the Company's SDNA and KMACK technology in the remaining provinces and cities in China. AQSIQ has also proposed extending its mandate to use the Company's technology to applications other than LNG tanks, including, but not limited to, elevator parts, other pressurized containers, amusement park equipment, automobile manufacturing equipment, and cellphone batteries.

On January 29, 2008, AQSIQ further formalized its partnership with the Company by formally issuing official written commitments known as "Red Hat" documents. The Red Hat Documents are the initial set of official documents filed by AQSIQ to form the new joint venture with the Company. They officially confirm AQSIQ's commitment to form the new joint venture with the Company and to implement the LNG Contract with the Company. The new joint venture will be called China Inspection True Product Technology Inc. Limited. The Company and AQSIQ are proceeding with the remaining steps to register the new joint venture.


The latest revenue projections for only the LNG component of the 5-year AQSIQ Contract is over US$2 Billion gross and over US$1 Billion net.


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

With respect to the United States, the Company has completed its initial business plan and will target certain strategic industries and applications where the Company has already successfully demonstrated and tested in the United States or China, often with multinational companies based in the United States which manufacture their goods in China. Those industries include, among others, packaging, pharmaceutical/ biotech (blister packs and bottles), cosmetics, toys and consumer products, pressurized tanks, and sports and lottery tickets.

Its current strategy for non-China markets outside the United States is to enter into strategic relationships (whether in the form of a joint venture, licensing or other arrangement) with leading companies in certain markets outside China, which have developed their own technologies complimentary to the Company's, have established significant distribution networks in those markets, and/or have expressed an interest in distributing the Company's technologies in those markets. To that end, the Company has met with and received interest from companies with significant networks in India, the Philippines, Malaysia, Indonesia, Europe, the United States, and Canada. The Company's strategy is to benefit from those companies' already established distribution networks and operational capabilities in those markets, while minimizing the resources the Company itself would need to distribute and operate in those markets. The Company has also met and generated significant interest from a leading multinational company in the inspection, certification, and testing field.

The Company's Funding Efforts

On January 17, 2007, we closed an initial bridge financing with a private investor for $500,000; a portion of these proceeds went to fulfill orders in China and to enhance our ability and our Chinese joint venture partner and their facilities and staff to address growing opportunities for our products and services in China and elsewhere.

Through November 7, 2007, other than the above bridge financing, funding for the Company's China and US operations have predominantly come from MKG. As reported in the Company's Form 8-K filed August 17, 2007, according to financial records relating to TPID Beijing, as of August 2007 MKG had advanced approximately US$1 million to or for TPID Beijing and its anti-counterfeiting/ product authentication operations ("MKG $1 Million Advance"). In November 2007, MKG assigned the rights vis-a-vis TPID Beijing associated with the MKG $1 Million Advance to the Company, and forgave any debt vis-a-vis the Company associated with the MKG $1 Million Advance to the Company.

As reported in the Company's August 17, 2007 Form 8-K, on August 15, 2007, MKG executed a binding term sheet to provide the Company with a line of credit of up to One Hundred Fifty Thousand Dollars (US$150,000) to help fund the initiatives and operations in China and the U.S. The terms and conditions were described above and in the Company's August 17, 2007 Form 8-K. As reported in the Company's Form 8-K filed November 15, 2007, in November 2007, MKG forgave the repayment of all amounts relative to the line of credit agreement.

After William Dunavant was appointed CEO and Chairman of the Board of the Company on November 7, 2007, MKG advanced additional funds to TPID Beijing in excess of $150,000 for China operations, and has also paid certain expenses of the Company.

In November 2007, the Company raised $200,969 through the sale to four accredited investors of equity units, each unit of which consisted of one share of restricted common stock at $0.065 per share and a warrant to purchase 1/2 share of common stock at an exercise price of $0.10 per share for a period of one year subsequent to the purchase of the equity unit. As a result of this transaction, 3,091,823 restricted shares of the Company's common stock and 1,545,912 warrants were collectively issued to the four accredited investors. These proceeds were wired to the Chinese JV Company to fund its operations.

In January 2008, the Company received another $450,000 from one of the accredited investors, who helped fund the Company in November 2007, in the form of the sale of additional equity units at $0.05 per share plus an equivalent number of warrants with an exercise price of $0.085 per share.


ITEM 3.  CONTROLS AND PROCEDURES

William R. Dunavant, the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and in his opinion, the Company's disclosure controls and procedures ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Dunavant there has not been any change in the Company's internal controls over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's controls.

PART III

ITEM 1. LEGAL PROCEEDINGS

On October 31, 2007, Daniel Fasano -- a shareholder and creditor of the Company -- filed a pro se petition for the statutory appointment of a receiver in the Delaware Court of Chancery. In his petition, Mr. Fasano claims that the Company is insolvent based, in part, due to in excess of $900,000 he claims the Company owes him that remains unpaid. In its January 4, 2008 Answer to the Petition, the Company denied and continues to deny that it is insolvent and that the appointment of a receiver is required. The Company explained that Mr. Fasano is a party to certain agreements pursuant to which the Company agreed to pay him certain monies that have not yet been fully paid. The Company went on to explain that Mr. Fasano owes the Company in excess of $330,000, which amount exceeds the amount which the Company believes Fasano is owed by the Company pursuant to the aforementioned agreements. Specifically, in exchange for acquiring from the Company its former subsidiary Seen on TV, Inc., d/b/a, inter alia, AsSeenOnTV.com ("Seen on TV") and all of the assets of the Company associated therewith, Fasano agreed in September 2005 to pay the Company a total of $300,000 by paying the Company 25% of the net, after-tax income from the operations of Seen on TV, d/b/a, inter alia, as AsSeenOnTV.com, which amount would bear interest at 5.75% per year until such debt, plus accrued interest, was paid in full. Fasano has never performed his obligations under this contract.

This litigation is being vigorously defended and the Company believes it has meritorious defenses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K FILED DURING FISCAL QUARTER ENDED DECEMBER 31, 2007

 (a) Exhibits

Number       Title

 10.1 Employment Agreement between True Product ID, Inc. and KeKe Wang dated January 14, 2008

  31         Rule 13a-14(a) Certifications

  32         Section 1350 Certifications


 (b) Reports on Form 8-K filed during Fiscal Quarter Ended December 31, 2007

Form 8-K filed November 7, 2007, announcing, inter alia, the appointment of William R. Dunavant as chief executive officer and chairman of the board, the resignation of James MacKay as chairman, the engagement of Rene Hamouth as consultant, and the vote of the board to effectuate a 30:1 reverse split

Form 8-K filed November 8, 2007, announcing the appointment of Michael J. Antonoplos as secretary Form 8-K filed November 15, 2007, announcing, inter alia, the appointment of Wilson W. Hendricks III as chief operating officer and the forgiveness of debt

Form 8-K filed November 29, 2007, announcing, inter alia, the vote of the board to amend the ratio for the reverse split to 100:1 Form 8-K filed Jan 14, 2008, announcing the appointment of KeKe Wang as president.

                                   SIGNATURES





In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           True Product ID, Inc.

February 13, 2008                          By: /s/ William R. Dunavant
                                             ---------------------------

                                           William R. Dunavant
                                           Chief Executive Officer and Principal
                                           Financial Officer