Form 10-Q
period 2008-03-31
TRUE PRODUCT ID, INC.
filed 2008-05-20
CIK 1011550

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

Commission File No: 0-29249

True Product ID, Inc.

(Name of Small Business Issuer in Its Charter)

Delaware	16-1499611
(State of other jurisdiction of Incorporation or Organization)	(Employer Identification Number)

1615 Walnut Street, 3rd Floor

Philadelphia, PA 19103

 (Address of principal executive offices) (Zip Code)

(215) 972-1601

(Issuer's Telephone Number, Including Area Code)

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days:     Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-12 of the Exchange Act (Check one)

Large Accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

 Yes    [   ]        No [X]

AS OF MARCH 31, 2008, THERE WERE 987,714,159 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING.

TRUE PRODUCT ID, INC.

(A DELAWARE CORPORATION)

PHILADELPHIA, PENNSYLVANIA

TABLE OF CONTENTS

Consolidated Balance Sheets at March 31, 2008 (Unaudited) and

June 30, 2007 (Audited)

Consolidated Statements of Operations for the Three and Nine Months Ended

March 31, 2008 and 2007 (Unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended

March 31, 2008 and 2007 (Unaudited)

F-4

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Philadelphia, Pennsylvania
CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
ASSETS	2008	2007
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$ 261,016	$ 42,774
Accounts receivable	188,910	31,806
Other current assets	4,539	2,933
Total current assets	454,465	77,513

PROPERTY AND EQUIPMENT - Net	146,309	136,305
Interest receivable - related party	43,126	30,188
Note receivable - related party	300,000	300,000
Intangible assets - net of accumulated depreciation	17,596,899	17,601,191
Technology license - net of accumulated depreciation	476,647	521,566
TOTAL ASSETS	$ 19,017,446	$ 18,666,763

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 1,525,412	$ 1,345,642
Current portion of capital lease	-	7,351
Notes payable	246,836	219,410
Total current liabilities	1,772,248	1,572,403

OTHER LIABILITIES:
Notes payable - SSTY	-	1,095,590
Bridge notes payable	251,504	-
Long-term portion of capital lease	38,530	35,989
Accrued expenses - related party	521,500	521,500
Due to related party	186,213	176,240
Convertible debenture	500,000	500,000
TOTAL LIABILITIES	3,269,995	3,901,722

Minority interest	(276,711)	(124,466)

Commitments and contigencies

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value; authorized 1,000,000,000 shares;
987,714,159 shares issued and 440,622,336 shares issuable at
March 31, 2008 and 440,622,336 shares issued and
254,712,096 shares issuable at June 30, 2007, respectively	987,714	440,622
Additional paid-in capital	47,847,860	23,123,913
Accumulated deficit during development stage	(32,729,290)	(8,663,876)
	16,106,284	14,900,659
Less: stock held in trust	(1,500)	(1,500)
Foreign currency translation adjustment	(80,622)	(9,652)
Total stockholders’ equity	16,024,162	14,889,507
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 19,017,446	$ 18,666,763

See notes to consolidated financial statements. F-2

TRUE PRODUCT ID, INC. (formerly ONTV, Inc.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Philadelphia, Pennsylvania
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
					Period October 1,
					2005 (Date of
	For the Three Months Ended		For the Nine Months Ended		Inception) Through
	March 31,		March 31,		March 31, 2008
	2008	2007	2008	2007

REVENUE, net of returns	$ -	$ -	$ -	$ -	$ -

Expenses:
Amortization and depreciation	17,909	15,314	63,920	45,260	146,282
Technology license fee	-	-	-	450,000	637,500
Officer and director compensation	277,742	200,000	9,526,176	5,492,248	16,357,524
Consulting fees	84,015	-	15,765,450	79,605	15,845,055
Other	51,006	26,469	532,388	110,762	1,004,175
Total expenses	430,672	241,783	25,887,934	6,177,875	33,990,536

NET LOSS FROM OPERATIONS	(430,672)	(241,783)	(25,887,934)	(6,177,875)	(33,990,536)

OTHER INCOME (EXPENSE):
Interest expense	(13,215)	(8,000)	(34,846)	(8,000)	(54,042)
Interest income - related party	3,647	4,507	12,273	13,133	42,461
Interest income	-	-	-	-	197
Loss on equity investment	-	-	-	-	(65,513)
Forgiveness of liabilities	-	-	1,583,753	-	1,583,753

NET LOSS BEFORE MINORITY INTEREST	(440,240)	(245,276)	(24,326,754)	(6,172,742)	(32,483,680)

MINORITY INTEREST	109,685	-	261,340	-	288,618

DISCONTINUED OPERATIONS
Loss from operations of disposed subsidiaries, net of taxes	-	-	-	-	(10,245)
Loss from disposal of subsidiaries, net of taxes	-	-	-	-	(523,983)
Loss from discontinued operations	-	-	-	-	(534,228)

NET LOSS	(330,555)	(245,276)	(24,065,414)	(6,172,742)	(32,729,290)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(56,863)	-	(70,970)	-	(80,622)

TOTAL COMPREHENSIVE LOSS	$ (387,418)	$ (245,276)	$ (24,136,384)	$ (6,172,742)	$ (32,809,912)

NET LOSS PER SHARE:
Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.03)	$ (0.02)

WEIGHTED-AVERAGE SHARES:
Basic and Diluted	986,120,752	339,289,003	731,281,254	299,016,572

See notes to consolidated financial statements. F-3

TRUE PRODUCT ID, INC. (formerly ONTV, Inc.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Philadelphia, Pennsylvania
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
			Period October 1,
	Nine Months Ended		2005 (Date of
	March 31,		Inception) Through
	2008	2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (24,065,414)	$ (6,172,742)	$ (32,729,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,920	45,260	146,282
Stock based compensation	9,055,589	4,838,829	14,913,209
Issuance of common stock for consulting fees	15,765,450	62,500	15,827,950
Forgiveness of liabilities	(1,583,753)	-	(1,583,753)
Loss from equity investment	-	-	65,513
Loss on disposal of subsidiaries	-	-	523,983
Loss from operations of disposed subsidiaries	-	-	10,245
Minority interest	(152,245)	-	(179,524)
Changes in assets and liabilities:
Prepaid expenses	-	(1,225)	(1,247)
Accounts receivable	(157,104)	-	(157,504)
Other current assets	(1,606)	-	(1,606)
Interest receivable - related party	(12,938)	(12,938)	(43,126)
Accounts payable and accrued expenses	174,960	1,106,537	1,781,124
Accrued expenses - related party	488,164	-	575,664
Net cash used in operating activities	(424,977)	(133,779)	(852,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in acquired entity	-	(250,000)	43,423
Purchase of fixed assets	(24,713)	(8,191)	(32,904)
Cash and cash equivalents in disposed subsidiaries	-	-	-
Net cash used in investing activities	(24,713)	(258,191)	10,519

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	450,000	-	450,000
Proceeds from sale of convertible debentures	-	500,000	500,000
Proceeds from financing	288,903	-	334,917
Proceeds from line of credit	-	50,000	-
Repayment of debt	-	(100,000)	(101,716)
Net cash provided by financing activities	738,903	450,000	1,183,201

FOREIGN CURRENCY TRANSLATION	(70,970)	-	(80,622)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	218,242	58,030	261,016
BEGINNING OF PERIOD	42,774	-	-
END OF PERIOD	$ 261,016	$ 58,030	$ 261,016

Supplementary disclosure of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

See notes to condensed financial statements

TRUE PRODUCT ID, INC. (formerly ONTV, Inc.)
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Philadelphia, Pennsylvania
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued			Period October 1,
2005 (Date of
	March 31,		Inception) Through
	2008	2007	March 31, 2008
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock and notes payable and elimination of accrued royalty as part of acquisition of 60% interest in chinese joint venture	$ -	$ -	$ 17,597,500

Sale of subsidiary via the issuance of note receivable	$ -	$ -	$ 300,000

Issuance of common and preferred stock for acquisition of technology license	$ -	$ -	$ 598,927

Assets and liabilities transferred to related party in connection with sale of subsidiaries:
Cash and cash equivalents	$ -	$ -	$ 50,823
Inventory	$ -	$ -	$ 296,544
Property and equipment	$ -	$ -	$ 54,189
Accounts receivable - related party	$ -	$ -	$ 37,850
Deposits	$ -	$ -	$ 6,667
Due from officer	$ -	$ -	$ 82,193
Intangible assets	$ -	$ -	$ 260,542
Investments in affiliates	$ -	$ -	$ 107,561
Accounts payable and accrued expenses	$ -	$ -	$ (210,769)
Debt	$ -	$ -	$ (6,321)
Due to related party	$ -	$ -	$ 137,240
Treasury stock	$ -	$ -	$ 17,709

See notes to condensed financial statements

TRUE PRODUCT ID, INC.

(A DELAWARE CORPORATION)

PHILADELPHIA, PENNSYLVANIA

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The condensed consolidated financial statements of True Product ID, Inc. (“TPID US”) and its subsidiaries (collectively, the “Company”) included herein, have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).   Subsequent to TPID US’ May 11, 2007 acquisition of an additional 20% ownership interest in True Product ID Technology (Beijing) Limited (the “Chinese JV Company”) raising TPID US’ ownership interest in the Chinese JV Company to 60% and giving TPID US control of the Chinese JV Company, the accounts of the Chinese JV Company are fully consolidated with the accompanying minority interest reflected.  Prior to May 11, 2007, but subsequent to TPID US’ acquisition of its January 5, 2007 initial 40% ownership of the Chinese JV Company, TPID US accounted for its investment under the equity method of accounting, whereby TPID US recognized its proportional share of the Chinese JV Company’s net income / loss on the Statement of Operations under the caption “Loss on Equity Investment.” All material inter-company transactions have been eliminated in consolidation.

In preparing its consolidated financial statements, the Company included only expenses and other financial information of the consolidated Chinese JV Company from May 2007, when TPID US acquired majority ownership and control of the Chinese JV Company.  This method of presentation is consistent with Accounting Research Bulletin (ARB) 51.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling  equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

NOTE B - THE MONIES OWED BY FASANO AS A RESULT OF THE SALE OF SEEN ON TV

As a result of the September 2005 purchase by then Company president and chairman, Daniel M. Fasano, of all the shares of subsidiary, Seen OnTV, and other assets incidental to the business of Seen OnTV (including, but not limited to, the domain name and asseenontv.com, which the Company purchased in January 2000 for $5,000,000), pursuant to a written agreement, Fasano owes the Company $300,000, plus interest at 5.75% per year.  As of the date of this filing, Fasano has not paid any monies for the September 2005 purchase. On October 31, 2007, Fasano filed a pro se petition for the statutory appointment of a receiver in the Delaware Court of Chancery.  In his petition, Fasano claims that the Company is insolvent based, in part, due to in excess of $900,000 he claims the Company owes him that remains unpaid.  In its January 4, 2008 answer to the Petition, the Company denied and continues to deny that it is insolvent and that the appointment of a receiver is required.  The Company explained that Fasano is a party to certain agreements pursuant to which the Company agreed to pay him certain monies that have not yet been fully paid.  The Company went on to explain that Fasano owes the Company in excess of $330,000, which amount exceeds the amount which the Company believes Fasano is owed by the Company pursuant to the aforementioned agreements.   This litigation is being vigorously defended and the Company believes it has meritorious defenses.

On or about February 28, 2008, Mr. Fasano filed a lawsuit, pro se, in Broward County, Florida against the Company for damages in the amount of approximately $900,000.  The Company responded to the lawsuit by filing a Motion to Dismiss on jurisdictional grounds.  The Company believes the lawsuit is without merit and if Mr. Fasano pursues it, the Company intends to vigorously defend it.

NOTE C – EMPLOYMENT, CONSULTING AND SERVICE AGREEMENTS

The chart below list the Company’s officer, directors, employees, and consultants:

Richard A. Bendis -President/CEO (March 2006 to August 2007) -Chairman (March 12, 2007 to August 2007)

Employment Agreement:

--March 2006 to August 9, 2007

--$500,000/ year

--30,329,303 shares

Consulting Agreement:

--August 9, 2007 to March 31, 2008

--$240,000/ year

On March 31, 2008, Bendis agreed to eliminate all compensation and other monies owed by the Company under any employment and consulting agreement (approximately $863,244), in return for the Company’s agreement to allow him to maintain stock previously issued to him.

James MacKay Chairman (March 2006 to March 2007; August 2007 to November 2007)	Consulting Agreement-November 2007: -$300,000/year -39,559,961 shares In November 2007, MacKay agreed to eliminate all consulting fees owed to him up to November 7, 2007 (approximately $462,500).
William R. Dunavant --CEO and Chairman (November 2007 to March 2008) --Managing Director, Global Strategic Initiative (March 2008)	Employment Agreement-November 2007 --$240,000/year --200,000,000 shares Amended Employment Agreement-March 2008 --$200,000/year
Wilson W. Hendricks --COO (November 2007 to March 2008) --CEO and director (March 2008)

Employment Agreement-November 2007

--$150,000/year

Amended Employment Agreement-March 2008

--$240,000/year

--500,000 shares upon completion of reverse stock split (anticipated May 2008)

--opportunity to receive another 500,000 shares at end of year 1

KeKe Wang -President (January 2008)	Employment Agreement-January 2008 --$150,000/year --250,000 shares upon completion of reverse stock split (anticipated May 2008) --opportunity to receive another 250,000 shares at end of year 1
Li Ning --Director (August 2007 to February 2008)	Director’s Agreement—August 2007: --10,000,000 shares
Sergio da Luz --Director (May 2007) --President (August 2007 to November 2007) --President, China (November 2007 to present)	Currently an employment contract does not exist.
Michael J. Antonoplos --Director (April 2007) --Secretary (November 2007)	Director’s Agreement : -- 1,000,000 shares

On January 14, 2008, the Company hired former AQSIQ liaison for manufacturers and exporters in North America, KeKe Wang, as its new president.  Under the terms of his employment agreement with the Company, Mr. Wang will serve as our president for a period of three years. During his term of employment, Mr. Wang will earn a base salary of no less than $150,000 per year.  In addition to base salary, Mr. Wang may be paid an annual bonus as our Compensation Committee determines in its sole discretion.  Mr. Wang will be entitled to participate in and be covered under all welfare benefit plans or programs maintained for executive officers.  We also agreed to maintain a term life insurance policy for Mr. Wang in an amount not less than $150,000 during the term of his employment.  The policy shall pay 75% of its face value to Mr. Wang’s estate with the remaining 25% to be paid to us.

On February 18, 2008 the board of directors of the Registrant accepted the resignation of Li Ning as a director of the Registrant, effective immediately.

On March 4, 2008, the board approved the appointment of the Company’s then chief operating officer, Wilson Hendricks III,

as the Company’s new chief executive officer (“CEO”). The board also approved the appointment of Mr. Hendricks as a member of the Company’s Board. On March 4, 2008, the Company entered into a new employment agreement with Wilson W. Hendricks, III, to be its CEO for a period of three years. During his term of employment, Mr. Hendricks will earn a base salary of no less than $240,000 per year. In addition to base salary, Mr. Hendricks will be entitled to receive 500,000 restricted shares of the Company’s common stock immediately upon completion of the Company’s 100 to 1 reverse stock split. Mr. Hendricks will also have an opportunity to receive an additional 500,000 restricted shares of the Company’s common stock at the end of the first year of his contract, based on his performance of certain performance criteria which the Company’s Compensation Committee will determine after execution of the contract.

On March 4, 2008, William R. Dunavant voluntarily agreed to step down as CEO and as a director of the Company, and assumed the position of the Company’s Managing Director of Global Strategic Initiatives.  On March 4, 2008, upon board approval, the Company entered into an Amendment to Mr. Dunavant’s November 7, 2007 Employment Agreement with the Company.  Pursuant to the amendment, Mr. Dunavant’s title and position was changed from Chief Executive Officer to Managing Director of Global Strategic Initiatives; Mr. Dunavant resigned his position as a board member; and Mr. Dunavant’s base salary shall be changed from $240,000 per annum to $200,000 per annum. To the extent not inconsistent with the amendment, all other terms and conditions in Mr. Dunavant’s November 4, 2007 employment agreement with the Company remained unchanged and in full force.

On March 31, 2008, Bendis agreed to eliminate all compensation and other monies owed by the Company to Bendis under any and all employment and consulting agreement he may have had with the Company (approximately $863,244).  The Company in return agreed to allow Bendis to maintain the shares of the Company’s common stock previously issued to him.

AQSIQ Contract

On January 29, 2008, the State General Administration for Quality Supervision, Inspection and Quarantine of the People’s Republic of China, the Chinese counterpart to the U.S. Consumer Product Safety Commission (“AQSIQ”), further formalized its partnership with the Company by issuing official commitments known as “Red Hat” documents.  The Red Hat Documents are the initial set of official documents to be filed by AQSIQ to form the new joint venture with the Company.  They officially confirm AQSIQ’s commitment to form the new joint venture the Company and to implement the AQSIQ national LNG tank contract with the Company.  The new joint venture will be called China Inspection True Product Technology Inc. Limited.  The Company and AQSIQ are proceeding with the remaining steps to register the new joint venture.

NOTE D - EQUITY MATTERS

In January 2008, the Company raised $450,000 as a result of the sale of equity units consisting of one share of the Company’s common stock and a warrant to purchase ½ share of common stock at an exercise price of $0.085 per share for a period of one year subsequent to the purchase of the equity unit.  The price of the units was $0.05 per share resulting in the issuance of 9,000,000 shares of the Company’s common stock and the issuance of 9,000,000 warrants to purchase the Company’s common stock.

In November 2007, the Board voted to effect a 30:1 reverse split of the Company’s common stock.   On November 29, 2007 the Company’s Board of Directors voted to amend the ratio to 100:1.  This action was then authorized and approved by the holders of a majority of the outstanding common shares of the Company authorized to vote.  The Company has filed its Schedule PRE 14C preliminary information statement in connection with the 1 for 100 reverse stock split on April 23, 2008.  The Company filed its Schedule DEF 14C definitive information statement in connection with the 1 for 100 reverse stock split with the SEC on May 7, 2008; and mailed on May 9, 2008 the definitive information statement to all shareholders of record as of April 22, 2008 (as identified in the certified shareholder list received from the Company’s transfer agent).

In November 2007, the Company raised $200,969 as a result of the sale of equity units consisting of one share of the Company’s common stock and a warrant to purchase ½ share of common stock at an exercise price of $0.10 per share for a period of one year subsequent to the purchase of the equity unit.  The price of the units was $0.065 per share resulting in the issuance of 3,091,823 shares of the Company’s common stock and the issuance of 1,545,912 warrants to purchase the Company’s common stock.  The proceeds were wired to the Chinese JV Company to fund China operations.

NOTE E – COMPANY’S MAJORITY OWNERSHIP OF A CHINESE JOINT VENTURE COMPANY

As of May 2007 the Company owns a 60% interest in the Chinese JV Company (True Product ID Technology (Beijing) Limited). This resulted from (1) the January 2007 acquisition of 40% of the Chinese JV Company from Sure Trace Security Corporation

(“SSTY”), Sure Trace Asia Limited, and William Chan pursuant to a January 4, 2007 Restructuring Agreement (in which the Company agreed, inter alia, to pay SSTY approximately $1 million and assume certain liabilities); and (2) the May 2007 acquisition of 20% of the Chinese JV Company from Sichuan Valencia Trading Limited pursuant to a May 11, 2007 acquisition agreement for 100 million shares of the Company’s common stock.  SSTY agreed in November 2007 to forgive all monies owed by the Company under the January 2007 Restructuring Agreement (approximately $1 million) in consideration for certain licensing rights to the Company’s anti-counterfeiting technologies for limited applications.

Since its 60% ownership of the Chinese JV Company in May 2007, the accounts of the Chinese JV Company have been fully consolidated with the accompanying minority interest reflected.

NOTE F – FINANCING

1.

In February and March 2008, the Company entered into three convertible notes with different private investors for $100,000, $100,000 and $50,000; respectively, due in thirty days. The notes bore 10% interest upon the closing of the first strategic investment transaction in which the Company receives gross proceeds of at least two million dollars ($2,000,000) from the sale of its equity securities (a “Qualified Strategic Financing” or “QSF”), into shares or units of the equity securities sold in the QSF at the per share sale price or unit sale price of the QSF. The notes also included two-year warrants.  The number of shares that can be purchased under the warrants is determined by the purchase price of the QSF divided into the total proceeds initially lent by the noteholders.

2.

At September 30, 2007, MacKay Group Limited (MKG) had advanced the Company $52,451 under a line of credit, the principal amount and accrued interest of which were forgiven in November 2007.  As of August 2007, MKG had also advanced approximately $1 Million for the Chinese JV Company.  In November 2007, MKG assigned to the Company MKG’s rights vis-à-vis the Chinese JV Company associated with the $1 Million advance.  After November 7, 2007, MKG has advanced additional funds to the Chinese JV Company in excess of $150,000 and has also paid expenses of the Company totaling $36,213.

3.

On January 17, 2007, the Company entered into a convertible note with an accredited investor bearing 8% interest for $500,000. The investors received warrants to purchase additional shares of Company's common stock at a price per share equal to the price per share of the shares issued in the First Equity Financing, with 20% warrant coverage if the bridge converts within 4 months; 35% warrant coverage if the bridge converts within 8 months; and 50% warrant coverage if the bridge converts after 8 months.  The “First Equity Financing” is defined as the first financing following the date of Closing in which the Company sells preferred stock or other equity securities and obtains net proceeds (including debt conversion) in an amount not less than $2 million (including the conversion of the Debt). The warrants shall have a seven-year exercise period.

NOTE G – FOREIGN OPERATIONS:

Since May 2007, the majority of the Company’s operating activities have been in China.  The functional currency of the Chinese Venture is the Yuan and the financial statements of the Chinese JV Company have been converted from Yuan to U.S. Dollars at the exchange rate in effect.  There were no foreign currency gains or losses included in the March 31, 2008 Statement of Operations.  A Foreign Currency Translation Adjustment of $80,622 is included as a component of Shareholders’ Equity at March 31, 2008, to reflect the change in value of assets and liabilities in the Chinese JV Company’s balance sheet.

Accounts Receivable

There was $188,910 in accounts receivable at March 31, 2008, all from the Chinese JV Company.  These arose in part from customer purchases of taggant, scanners and other equipment and materials associated with trial and pilot runs associated with the Company’s securing Chinese contracts.  The Company believes that these accounts receivable will be collected in China in due course, given the fairly recent nature of the accounts receivable (at least according to Chinese standards), the ongoing nature of certain trial or pilot runs and relationship with Chinese customers, the relationships involving Chinese government entities, and the significance of the Chinese JV Company’s continued efforts towards certain Chinese government-related initiatives.

At March 31, 2008, the assets of the Chinese JV Company were $334,588 and the liabilities of the Chinese JV Company were approximately $1.1 million.  For the three and nine months ended March 31, 2008, no revenues were recognized relative to the Chinese JV Company and $274,213 and $653,349, respectively, of expenses was recognized resulting in such net losses, a compensating $109,685and $261,340, respectively, minority interest recognized for the 40% portion of the Chinese JV Company not owned by the Company for the three and nine months ended March 31, 2008.

NOTE H – DEBT REDUCTION

In November 2007, the Company eliminated the following debt, which was forgiven.

Compensation due James MacKay

$     462,500

Borrowings on line of credit provided by MKG

         52,451

Accrued interest on line of credit

          638

Note payable to SSTY

1,068,164

Total

             $1,583,753

The total amount forgiven was recorded as a component of Other Income.

NOTE I – SUBSEQUENT EVENTS

Effective April 1, 2008, Bendis agreed to eliminate all compensation and other monies owed by the Company to Bendis under any and all employment and consulting agreement he may have had with the Company, totaling approximately $863,244.  The Company, in return, agreed to allow Bendis to maintain the shares of the Company’s common stock previously issued to him.

On April 23, 2008, the Company filed a preliminary information statement (Schedule PRE 14C) with the SEC, reporting that on November 28, 2008 its board of directors of the Company (the “Board”) unanimously adopted a resolution seeking stockholder approval to amend the Company's Articles of Incorporation to effect a 1 for 100 reverse stock split of the Company's Common Stock. On the same day, and as subsequently re-affirmed, pursuant to the By-Laws of the Company and applicable Delaware law, stockholders of the Company holding over a majority of the total voting rights for all issued and outstanding shares of common and preferred stock of the Company, adopted by way of written consent, a resolution to authorize the Board of Directors, in its sole discretion, to amend the Company’s Articles of Incorporation to effect a reverse split of the Company's Common Stock based upon a ratio of 1-for-100 shares. The Company may effect the reverse stock split at any time prior to April 22, 2009. The Board believes that the proposed reverse stock split will benefit the Company by increasing the per share market price of its common stock, which is a factor in whether the Common Stock meets investing guidelines for certain institutional investors and investment funds, although there is no assurance that the market price will increase.

The SEC had 10 days from the April 23, 2008 filing date to comment on the Information Statement. The Company did not receive any comments on the Information Statement from the SEC within the 10-day period; filed a definitive information statement (Schedule DEF 14C) with the SEC on May 7, 2008; and mailed on May 8-9, 2008 the definitive information statement to all shareholders of record as of April 22, 2008 (as identified in the certified shareholder list received from the Company’s transfer agent).   The reverse split will go into effect 20 days from the May 9, 2008 mailing date or on May 29, 2008.  To complete the reverse split, after May 29, 2008, the Company will file its amendment to the Articles of Incorporation with the State of Delaware, secure a new CUSIP number, and seek approval from the Financial Industry Regulatory Authority (“FINRA”).

Effective May 6, 2008, the Company’s Board of Directors retained the accounting firm of Jewett, Schwartz, Wolfe & Associates (“JSWA”) as its new independent registered public accounting firm to replace Rotenberg & Co., LLP (Rotenberg”). The primary reason for the change is that JSWA has a working relationship with the Company’s current counsel and financial personnel. Rotenberg has been the Company’s independent registered public accounting firm since at least January 24, 2000, and was engaged by one of the prior managements over six years before the Company changed its name, ownership, management and business in 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, our audited financial statements and notes thereto, and other financial information included elsewhere in the Annual Report on Form 10-KSB.

Certain statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking   statements that involve risks and   uncertainties.   These

Statements relate to future events or our future financial performance.  In some cases, forward-looking statements can be identified by terminology such as "may", "will", "should", "expect", "anticipate", "intend", "plan", "believe", "estimate",

"potential", or "continue", the negative of these terms or other comparable terminology.   These statements involve a  number  of  risks  and uncertainties.   Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described above under "Risk Factors."

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

During the three months ended March 31, 2008 ("Fiscal 2008"), the Company had no revenues, as the operations of the Chinese JV Company had not begun customer sales, except for certain trial runs conducted by the Chinese JV Company for Chinese customers.  In the three months ended March 31, 2007 ("Fiscal 2007"), there were no revenues.

The Company had operating expenses of $430,672 for the third fiscal quarter of Fiscal 2008 with the majority of the expense related to stock compensation of employees and consultants, as compared to operating expenses of $241,783 for the third fiscal quarter of fiscal 2007, with the majority of the expense related to stock compensation of an employee and consultant.  The increase of operating expenses from the third fiscal quarter of Fiscal 2008 to the third fiscal quarter of Fiscal 2007 is attributable to expenses related to the Gas Tank Contract with AQSIQ and additional expense related to stock compensation of employees and consultants, when the Company brought in new management and personnel (a new chief executive officer, chief operating officer, and consultant) in November 2007 to help implement and fund the Gas Tank Contract with AQSIQ.

The Company reported a loss before minority interest of approximately $440,240 for the three months ended March 31, 2008, compared to a loss before minority interest of approximately $245,276 for the three months ended March 31, 2007, an increase of approximately $194,964 as a direct result of the minority interest, including the additional expense related to the Gas Tank Contract with AQSIQ and to stock compensation of employees and consultants, when the Company brought in new management and personnel (a new chief executive officer, chief operating officer, and consultant) in November 2007 to help implement and fund the Gas Tank Contract with AQSIQ.

Minority interest for the current fiscal quarter was a credit of approximately $109,685. The add back of minority interest represents the 40% portion of the Chinese JV Company loss not owned by the Company as the Company only owns a 60% interest in the Chinese JV Company.  There was no comparable amount as the Company only began consolidating the results of the Chinese JV Company in the fourth quarter of fiscal 2006, when they increased their ownership interest to 60%.

Therefore, for the quarter ended March 31, 2008 the Company had a loss of approximately $387,000, compared to a loss of approximately $245,000, for the quarter ended March 31, 2007, attributed to, the additional expense related to the Gas Tank Contract with AQSIQ and to stock compensation of employees and consultants, when the Company brought in new management and personnel (a new chief executive officer, chief operating officer, and consultant) in November 2007 to help implement and fund the Gas Tank Contract with AQSIQ.

Nine Months Ended March 31, 2008 and 2007

During the nine months ended March 31, 2008, the Company’s had no revenues, as the operations of the Chinese JV Company had not begun customer sales, except for certain trial runs the Chinese JV Company conducted for Chinese customers.  In the nine months ended March 31, 2007, there were also sales by the Chinese JV Company.

The Company had operating expenses of $25.9 million for the first nine months of fiscal 2008, with the majority of the expense ($25.3 million) related to stock compensation of employees and consultants, compared to operating expenses of $6.2 million for the first nine months of fiscal 2007, with the majority of the expense ($5.6 million) related to stock compensation of an employee and consultant.  All other expenses remained relatively constant.  During the first three quarters of fiscal 2008, 538 million shares of the Company’s common stock were issued for services, resulting in a charge of $25.3 million based upon the closing price of the Company’s common stock on the date the respective shares issuances were authorized by the Company’s board of directors, compared to approximately 70 million shares of the Company’s common stock issued for services, during the third fiscal quarter of fiscal 2007, resulting in a charge of $5.6 million, based upon the closing price of the Company’s common stock on the date the respective shares issuances were authorized by the Company’s board of directors.  The increase of operating expenses from the third fiscal quarter of Fiscal 2008 to the third fiscal quarter of Fiscal 2007 is attributable to additional expense related to the Gas Tank Contract with AQSIQ and to stock compensation of employees and consultants, when the Company brought in new management and personnel (a new chief executive officer, chief operating officer, and consultant) in November 2007 to help implement and fund the Gas Tank Contract with AQSIQ.

The Company reported a loss before minority interest of approximately $24.3 million for the nine months ended March 31, 2008,

compared to a loss before other income and provision for income taxes of $6.2 million for the nine months ended March 31, 2007, an increase of $19.7 million as a direct result of the minority interest, including the additional expense related to the Gas Tank Contract with AQSIQ and stock compensation of employees and consultants, when the Company brought in new management and personnel (a new chief executive officer, chief operating officer, and consultant) in November 2007 to help implement and fund the Gas Tank Contract with AQSIQ.

Other income in the current period included approximately $1.6 million for the forgiveness of liabilities, as discussed previously in Note L to the financial statements.  Significant components of other income for the prior fiscal period in November 2007, as discussed in Note L, MKG agreed (1) to assign to TPID US the rights MKG has regarding the MKG $1 Million Advance and (2) to forgive any debt which MKG may have directly vis-a-vis TPID US as a result of the MKG $1 Million Advance and/or MKG’s assignment to TPID US related thereto.  (See Note H – Debt Reduction.)   Accordingly, any right that MKG may have, vis-à-vis the Chinese JV Company, as a result of the MKG $1 Million Advance (whether in the form of repayment, increased capital, some combination of both or otherwise), has been assigned to TPID US and should be considered an asset of TPID US.  Similarly, as of November 16, 2007, MKG had forgiven any debt it may be owed by TPID US as a result of the above-mentioned assignment (whether the rights being assigned took the form of additional capital in the Chinese JV Company or otherwise). The amounts due MKG by the Chinese JV Company remain recorded upon the financial statements of the Chinese JV Company and as such are recorded in the attached consolidated financial statements of the Company at March 31, 2008.

Minority interest for the current fiscal period was a credit of approximately $261,000.  The add back of minority interest represents the 40% portion of the Chinese JV loss not owned by the Company, as the Company only owns a 60% interest in the Chinese JV.  There was no comparable amount as the Company only began consolidating the results of the Chinese JV in the fourth quarter of fiscal 2006, when they increased their ownership interest to 60%.

Therefore, for the nine-months ended March 31, 2008, the Company had a loss of $24.1million, compared to a loss of $6.2 million for the nine-months ended March 31, 2007, attributed to the additional expense related to the Gas Tank Contract with AQSIQ and to stock compensation of employees and consultants, when the Company brought in new management and personnel (a new chief executive officer, chief operating officer, and consultant) in November 2007 to help implement and fund the Gas Tank Contract with AQSIQ.

FINANCIAL CONDITION

Liquidity and Capital Resources

During the nine months ended March 31, 2008, the Company's cash increased by approximately $218,000 to approximately $261,000.

The increase in cash and cash equivalents during the first nine months of fiscal 2008 is attributable to cash inflows of approximately $739,000, from financing activities.  These cash inflows were partially offset by outflows from operations of approximately $425,000 and cash outflows from investing of approximately $25,000, associated with the purchase of fixed assets.

Financing activities cash inflows consisted of approximately $450,000 of proceeds from the sale of equity by the Company and approximately $289,000 of financing.

Cash utilized by operating activities totaled approximately $425,000 in the nine months ended March 31, 2008.  Cash outflows included the approximated $24.1million net loss for the period, the $1.6 million forgiveness of liabilities which was non-cash in nature, the $152,000 credit for minority interest which was also non-cash in nature and approximately $157,000 increase in accounts receivable.  These cash outflows were partially offset by cash inflows, including approximately $9.1 million of stock based compensation, $15.8 million for the issuance of common stock for consulting fees, approximately $64,000 of depreciation and amortization, approximately $175,000 increase in accounts payable and accrued expenses and approximately $488,000 increase in accrued expenses – related party. As discussed in Note H, in November 2007, MKG agreed (1) to assign to TPID US the rights MKG has regarding the MKG $1 Million Advance and (2) to forgive any debt which MKG may have directly vis-a-vis TPID US as a result of the MKG $1 Million Advance and/or MKG’s assignment to TPID US related thereto.  (See Note H – Debt Reduction.)   Accordingly, any right that MKG may have, vis-à-vis the Chinese JV Company, as a result of the MKG $1 Million Advance (whether in the form of repayment, increased capital, some combination of both or otherwise), has been assigned to TPID US and should be considered an asset of TPID US.  Similarly, as of November 16, 2007, MKG had forgiven any debt it may be owed by TPID US as a result of the above-mentioned assignment (whether the rights being assigned took the form of additional capital in the Chinese JV Company or otherwise). The amounts due MKG by the Chinese JV Company remain recorded upon the financial statements of the Chinese JV Company and as such are recorded in the attached consolidated financial statements of the Company at March 31, 2008.

Investing activities cash outflows included approximately $25,000 for the purchase of property, plant and equipment.

During the nine months ended March 31, 2007, the Company’s cash increased by approximately $58,000 from zero.

The increase in cash during the first nine months of Fiscal 2007 is attributable to cash inflows of $450,000 from financing activities.  These cash inflows were partially offset by cash outflows from operations of approximately $134,000, and cash outflows from investing of approximately $258,000 associated with investing activities.

Cash provided by financing activities totaled $450,000 in the nine months ended March 31, 2007. Cash inflows consisted of $500,000 proceeds from the sale of equity by the Company in November 2007, and approximately $50,000 of borrowings on the line of credit provided by MKG, offset in part by a cash outflow utilized in repayment of debt of $100,000.

Cash utilized by operating activities totaled approximately $134,000, in the nine months ended March 31, 2007.  Cash outflows included the approximated $6.2 million loss for the period, the approximately $1,000 increase in prepaid expenses and an increase in interest receivable from an affiliated party of approximately $13,000. These cash outflows were partially offset by cash inflows, including approximately $4.8 million of stock based compensation, approximately $63,000 for the issuance of common stock for consulting fees, approximately $45,000 of depreciation and amortization and approximately $1.1 million increase in accounts payable and accrued expenses.

Cash utilized by investing activities totaled approximately $258,000, in the nine months ended March 31, 2007.  Cash outflows included approximately $8,000 used in purchase of fixed assets and $250,000 used in acquiring an entity.

The National Contract with AQSIQ To Mark Chinese Liquefied Natural Gas Container and Special Equipment

In August 2007, the Company, through its Chinese joint venture affiliate, entered into a contract with the National Quality Inspection Department of the State General Administration for Quality Supervision, Inspection and Quarantine of the People's Republic of China ("AQSIQ"), to develop a national safety/security system for China's liquefied natural gas and other pressurized canisters and other special equipment.

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

The AQSIQ Contract follows an AQSIQ Circular to every quality and technical supervision bureau in all provinces, autonomous regions and municipalities under the control of the Chinese Central Government.  The AQSIQ Circular sets out a 5-year AQSIQ National Security/Safety Plan to protect against the illegal production, circulation, and use of certain "special equipment" (the "Plan").  AQSIQ's mission in the Circular is, among other things, to protect public safety from safety accidents and other risks caused by counterfeit and substandard "special equipment."  Among the “special equipment” referenced in the AQSIQ Circular are liquefied gas tanks, oxygen tanks, and other pressurized containers and pipes, elevators, lift machinery; and equipment at large recreational facilities and automobile plants.

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

Since AQSIQ's Circular, Project Cooperation Agreement and LNG Contract, the Company (1) has met and continues to meet with AQSIQ on a routine basis to develop, coordinate and implement the roll out of AQSIQ's National Safety/Security Plan as to LNG containers; (2) has developed a roll out plan and budget to implement the initial phase of AQSIQ’s National Safety/Security Plan pertaining to LNG containers and the initial designated areas of Beijing, Zhejiang, Shenzhen, Chongqing, Liaoning, and Yunnan Province; and (3) has completed the development of a fully operational automated production facility to mark China's LNG tanks, which AQSIQ has reviewed and approved, and which pursuant to AQSIQ’s Circular and mandate, LNG tank manufacturers and LNF refilling stations will be required to purchase from the Company.

On December 1, 2007, AQSIQ conducted critical discussions in Beijing with key Chinese national, provincial, and industry leaders regarding the Company’s Synthetic DNA and KMACK anti-counterfeiting and product safety monitoring technology and the AQSIQ Contract.  Attending the official conference that evening were leaders from AQSIQ, each provincial quality inspection administration, China Special Equipments Inspection Association and each LNG tank factory, gas station, gas tank inspection station, as well as other enterprises. The Honorable Cui Gang, Deputy Director of AQSIQ's Special Equipment Security Supervision Bureau, addressed the conference.  Earlier in the day, TPID Beijing held seminars at its new offices to discuss implementation of the S-DNA Special Equipment Security Taggant Information Supervision System Project mandated in AQSIQ's Circular. The seminar was hosted by the Honorable Huang Xiaohu, Director of AQSIQ's Credit Committee. Mr. Zuo Lie, Vice Manager of TPID Beijing, presented a specific implementation plan for AQSIQ's S-DNA Special Equipment Security Taggant Information Management System and Project. The seminar was attended by leaders and enterprises from Beijing, Shanghai, Guangdong, Hubei, Zhejiang and Liaoning Provinces, all of whom agreed with AQSIQ's endorsement of TPID's technology and provided comments on implementation.

The Company has subsequently met with AQSIQ's senior leadership, including its Director General and Secretary.

The plan is for the Company to form a new joint venture company in Beijing with AQSIQ and/or its affiliates.  The new joint venture will be only with the US parent, True Product ID, Inc. (“TPID US”), rather than TPID Beijing, and will be owned 70% TPID US, 30% AQSIQ.  The first step will be to begin the roll out of AQSIQ’s National Security/ Safety Plan in six provinces and cities designated by AQSIQ within approximately six months.  Upon successful completion of this initial six month roll out, AQSIQ will enact additional national laws specifying the details of the continued roll out of the Company’s SDNA and KMACK technology in the remaining provinces and cities in China.  AQSIQ has also proposed extending its mandate to use the Company’s technology to applications other than LNG tanks, including, but not limited to, elevator parts, other pressurized containers, amusement park equipment, automobile manufacturing equipment, and cell phone batteries.

On January 29, 2008, AQSIQ further formalized its partnership with the Company by formally issuing official written commitments known as “Red Hat” documents.  The Red Hat Documents are the initial set of official documents filed by AQSIQ to form the new joint venture with the Company.  They officially confirm AQSIQ’s commitment to form the new joint venture with the Company and to implement the LNG Contract with the Company.  The new joint venture will be called China Inspection True Product Technology Inc. Limited.  The Company and AQSIQ are proceeding with the remaining steps to register the new joint venture.

The latest revenue projections for only the LNG component of the five-year AQSIQ Contract is over US$2 billion gross and over US$1billion net.

Chinese JV Company Outgrows Old Office and Moves to New Larger Office

To keep pace with its growth and development, and to help better enable the Chinese JV Company to fulfill Chinese contracts, on September 28, 2007 the Chinese JV Company moved into a new larger office located at 11th floor, Jade Palace Hotel, 76 Zhichun Road, Haidian District, Beijing 100086.  The Chinese JV Company occupies the entire 11th floor of the Jade Palace Hotel, a new and leading commercial and hotel complex in Beijing, which is located in a special economic zone (SEZ) and thus allows the Chinese JV Company to continue to enjoy the same tax and other SEZ-related incentives it had at the old office.  The new office will now house the Chinese JV Company’s administrative, sales, marketing, and accounting departments and will also allow the Company to make taggant and to enlarge the ability to conduct research and development

RISK FACTORS:  RISKS RELATED TO OPERATING A BUSINESS IN THE PEOPLE'S REPUBLIC OF CHINA ("PRC")

Joint ventures such as TPID Beijing are subject to general risks of operating in the PRC.  These include risks associated with the political and economic environment, foreign currency exchange and the legal system in the PRC. The economy of the PRC differs significantly from the economies of the western industrialized nations in such respects as structure, level of development, growth rate, capital reinvestment, repatriation, resource allocation, self-sufficiency, rate of inflation and balance of payment positions, among others. The PRC government encourages substantial private economic activities, but this has only been the case since the early 1990's. Recent pronouncements in the PRC were enacted to facilitate foreign investment in certain segments of Chinese industries which to date were primarily reserved for Chinese-owned or Chinese state-owned enterprises. Moreover, recent pronouncements were enacted to facilitate the ability of Western entities to either hold a majority interest in a Chinese joint venture company or to form a wholly-owned foreign-owned enterprise.  Given the recent nature of these pronouncements, it remains to be seen how uniformly they will be enforced and interpreted throughout China.  Further, despite the recent pronouncements, when a western entity is involved in significant Chinese government-related initiatives as the Company is, there remains advantages to forming a Sino-Western joint venture to build the type of relationships needed to secure and effectuate such government-related initiatives.

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

Its current strategy for non-China markets outside the United States is to enter into strategic relationships (whether in the form of a joint venture, licensing or other arrangement) with leading companies in certain markets outside China, which have developed their own technologies complimentary to the Company's, have established significant distribution networks in those markets, and/or have expressed an interest in distributing the Company's technologies in those markets.  To that end, the Company has met with and received interest from companies with significant networks in India, the Philippines, Malaysia, Indonesia, Europe, the United States, Canada and the Middle East.  The Company's strategy is to benefit from those companies' already established distribution networks and operational capabilities in those markets, while minimizing the resources the Company itself would need to distribute and operate in those markets.  The Company has also met and generated significant interest from a leading multinational company in the inspection, certification, and testing field.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for our company and our subsidiary. Such officers have concluded (based upon his evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officers, do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the year ended December 31, 2007, the Company concluded that the then current system of disclosure controls and procedures needed improvement, partly due to the transition to new management, facilities, and auditors. As a result of this conclusion, the Company initiated changes in internal control. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Lack of Adequate Accounting Staff

Due to limitations in financial and management resources, the Company does not have adequate accounting staff.  As a result, the Company took steps to address its understaffed Finance and Accounting team to correct this material weakness.  The Company engaged an independent contractor with extensive CFO-level management and SEC reporting experience in public companies.  The Company feels this addition to the Company's Finance and Accounting team will improve the quality of future period financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

On October 31, 2007, Daniel Fasano -- a shareholder and creditor of the Company -- filed a pro se petition for the statutory appointment of a receiver in the Delaware Court of Chancery.  In his petition, Mr. Fasano claims that the Company is insolvent based, in part, due to in excess of $900,000 he claims the Company owes him that remains unpaid.  In its January 4, 2008 Answer to the Petition, the Company denied and continues to deny that it is insolvent and that the appointment of a receiver is required.  The Company explained that Mr. Fasano is a party to certain agreements pursuant to which the Company agreed to pay him certain monies that have not yet been fully paid.  The Company went on to explain that Mr. Fasano owes the Company in excess of $330,000, which amount exceeds the amount which the Company believes Fasano is owed by the Company pursuant to the aforementioned agreements.  Specifically, in exchange for acquiring from the Company its former subsidiary, Seen OnTV, Inc., d/b/a, inter alia, AsSeenOnTV.com (“Seen on TV”) and all of the assets of the Company associated therewith, Fasano agreed in September 2005 to pay the Company a total of $300,000 by paying the Company 25% of the net, after-tax income from the operations of Seen on TV, d/b/a, inter alia, as AsSeenOnTV.com, which amount would bear interest at 5.75% per year until such debt, plus accrued interest, was paid in full. Fasano has never performed his obligations under this contract.

On or about February 28, 2008, Daniel M. Fasano filed a lawsuit, pro se, in Broward County, Florida against the Company for damages in the amount of approximately $900,000.  The Company responded to the lawsuit by filing a Motion to Dismiss on jurisdictional grounds.  The Company believes the lawsuit is without merit and if Mr. Fasano pursues it, the Company intends to vigorously defend it.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K FILED DURING QUARTER ENDED MARCH  31, 2008

 (a) Exhibits

Number

Title

10.1

Employment Agreement between True Product ID, Inc. and Wilson W. Hendricks III dated March 4, 2008

10.2

March 4, 2008 Amendment to November 7, 2007 Employment Agreement between True Product ID, Inc. and William R. Dunavant

  31

Rule 13a-14(a) Certification

  32

Section 1350 Certification

 (b) Reports on Form 8-K filed during Quarter Ended March 31, 2008

Form 8-K filed January 14, 2008, announcing the appointment of KeKe Wang as president and his employment agreement

Form 8-K filed February 19, 2008 announcing the resignation of Li Ning as director and the execution of the Red Hat documents.

Form 8-K filed March 6, 2008, announcing the appointment of Wilson W. Hendricks III as CEO and director and employment agreement and resignation of William Dunavant as CEO and director and his appointment as Managing Director-Global Strategic Initiatives and amendment to employment agreement

Form 8-K filed May 13, 2008, announcing change in auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

True Product ID, Inc.

Date: May 20, 2008	By:	/s/ Wilson W. Hendricks III Wilson W. Hendricks III

Chief Executive Officer and Chief Accounting Officer