Form 10-K
period 2008-06-30
TRUE PRODUCT ID, INC.
filed 2008-10-14
CIK 1011550

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-29249

True Product ID, Inc.
(Exact name of registrant as specified in its charter)

Delaware	16-1499611
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1615 Walnut Street, 3rd Floor Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  215-972-6999

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
Yes   X      No     .

The aggregate market value of the voting stock held by non-affiliates of the registrant was $68,509,991.13 as of December 31, 2007, computed on the basis of the average of the bid and asked prices on such date.
The registrant’s revenues for the year ended June 30, 2008 were $-0-.

As of October 14, 2008 there were 36,514,390 shares of the registrant's Common Stock issued and outstanding.

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

PART I

ITEM 1.  Business

Overview

True Product ID, Inc. (the “Company” or the “Corporation”) produces integrators for anti-counterfeiting and security surveillance applications and is a provider of integrated tracking devices. The Company delivers anti-counterfeiting turnkey solutions to governments, armed forces, and industry, through its own proprietary technology and through aggregating the technology, products, and services of third parties via licensing agreements and/or joint ventures.

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

The counterfeiting industry comprises 5% to 7% of global trade and is worth roughly $450 to $500 billion, according to the International Chamber of Commerce.

Business

The Company plans to be the world leader in the provision of anti-counterfeiting, brand and product authentication, and security products and services. The Company’s authentication solution is an integrated management system based on synthetic taggant technology, in which specific taggants are formulated to tag target objects for identification and authentication. Our higher end solutions also employ a proprietary supporting computer database and application (KMAC) to manage inspections, as well as collect and analyze data from scanners in the field for trend spotting and responsive action. To best serve its customers’ needs, especially in China, and to best penetrate certain global markets, in addition to its own technologies, the Company has also explored and is pursuing strategic relationships with companies in the United States and Europe with complimentary anti-counterfeiting technology and continues to explore the technology market for novel anti-counterfeiting solutions in addition to taggant or scanning technology.

The Company’s authentication management system is comprised of a suite of world-class technologies, representing years of empirical research and application to the business of authentication. The Company’s technology is both focused on commercial and civil applications, and applies to a wide range of businesses plagued by piracy and IP violations, everything from cigarettes to pharmaceuticals, and from auto parts to currency, The Company’s cutting-edge technology ultimately provides commercial or government end-users with the authentication technology needed to protect brand integrity and revenue capture from piracy and to help monitor, manage and address quality and safety issues during the global supply chain.

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

The last of the Company’s tagging technology implements a technology known as particle pattern recognition and verification. Each product is printed with a two-dimensional data matrix that contains information about a random particle pattern located somewhere on the package as well. The scanner then reads the data matrix and the particle pattern and submits this information to KMAC or another central database. That data can contain information related to the product/location and whether or not the product is fake or real. KMAC can then determine if that serial number for “appropriateness.” For example, if the same product serial number passes through a scan point more than once, one of them MUST be a counterfeit.

The customized information of a given tagged object is stored in KMAC, the Company’s proprietary data management system. This system is able to detect all information related to the identity of the tagged object at any time or location with extremely high accuracy.

To ensure the highest level of security, our tagging system involves stacking tags. That is, multiple technologies are used to generate a single tag, making it extremely difficult to copy or spoof. This combined with the real time power of KMAC to provide back-end verification, yields the most advanced anti-counterfeit solution in the world.

Our authentication management system can be widely applied to various goods or products such as medicine, food, apparel, tobacco, alcohol, vehicle parts, cosmetics, electronic components, jewelry, art and cultural artifacts, athletic merchandise, as well as financial instruments such as currency, checks, or receipts. The Company’s proprietary authentication system is multi-functional and can serve as a means to tag materials and products at each step in the supply chain, from tagging raw materials and products during the manufacturing process to, post-production movement of products from transport to distribution to end-users. Above all, our authentication and tracking system is well suited to law enforcement by, for example, customs agents preventing smuggling, thwarting counterfeiting of financial documents and currency, and curtailing piracy of high-end manufactured goods.

STRATEGY

See Item 6 below - Management’s Discussions and Analysis of Financial Condition and Results of Operation.

THE PRODUCTS AND SERVICES:

Synthetic DNA (S-DNA)

The Company’s marking process involves the application of a combination of inorganic elements. These elements penetrate the surface of an object and a molecular bond is formed. The method of application can vary depending on the item to be tagged. Coded elements can be placed on an object using a colorless carrier rendering them invisible to the human eye, or can include a fluorescent element so that they glow under UV light. The specific ratios of elements that comprise the synthetic DNA create a unique identity code for a given client, or a specific product, division, or product run within the client’s area of concern. The number of potential mix ratios or identity codes is in the billions.

Depending on the surface structure, a high percentage of the chemical penetrates and bonds with the item’s molecular structure. Once the synthetic DNA (S-DNA) has entered the item, its removal, whether by chemical solvent or abrasion, is extremely difficult. Total removal of the S-DNA that has penetrated the item is extremely difficult.  We have tested and proven our capability to introduce a synthetic DNA into a product during the manufacturing process. This enables us to invisibly attach a “fingerprint to the product via synthetic DNA which can be applied to industrial parts, apparel, consumer electronics, jewelry, CD-ROMs, sporting goods, as well as currency.

Handheld Scanners/ Analyzers

Like the common commercial bar code scanner, the Company’s wireless hand-held analyzer is used to identify synthetic DNA codes. This analysis, when combined with the KMACK system, can identify, for example, the legitimate owner of the marked item, the production run from which it originated and whether the product is genuine or a counterfeit.  Our analyzer allows customers to engage in:

•	Product identification & authentication based on two types of distinct technologies: taggant and detection device technology.

•	Our turnkey system enables brand owners (OEM’s) the ability to reduce liability, protect brand integrity, increase profitability and protect customer confidentiality.

•
TPID taggant includes tags that can be (optionally) read by a number of different reader types including XRF, as well as Infa-Red (IR).   Scanners can read individual items for on the spot verification of a product’s authenticity.

•	Marker Systems uses microscopic particles; Optical/Audible System uses multi-functional additives; Elemental System – Elemental Additive Particle Pattern – Standard 2D bar code scanner.

We intend to either lease or sell the scanners depending upon customer conditions and other business considerations.

Consulting and Data Services

The Company intends to generate consulting and data services from the use of its KMAC proprietary computerized database, the sale of KMAC generated data and by licensing the KMAC system to third parties.

Product Authentication Services

Product authentication services include: 1) credited scans associated with the work order, 2) additional scans required; and 3) management of inspectors by the Company.

Competition

There are currently five competing technologies for anti-counterfeiting and security surveillance applications and is an integrated tracking devices. The radio frequency identification (“RFID”) systems, taggants, DNA (“Deoxyribonucleic Acid”), synthetic DNA and traceless technology.

Chip Based RFID competitors include:                                                                                                •Omron
Lowry Computer Products
Markem Corporation
Tana Consultancy Services

Chipless RFID competitors include:                                                                                     •           Inkode
Cross ID

Ink Based Taggant competitors include:                                                                                                TraceTag International
Inksure Technologies Inc.
Sun Chemical
Dupont Authentication Systems (DAS)

DNA competitors include:                                                                                                Applied DNA Sciences, Inc.
TraceTag International

Synthetic DNA competitors include:                                                                                     DNA Technologies, Inc.
identify GmbH
ID Global

Traceless Technology competitors include:                                                                                     •           Eastman Kodak

Microtaggant competitors include:                                                                                                Microtrace LLC
Authentix

Intellectual Property

Currently, the Company has filed an application for a patent with the State Intellectual Property Office of the People’s Republic of China (No. 200510089020.1) filed August 3, 2005, for the “Method and Apparatus Using Chemical Elemental Taggant and the Chemical Elemental Taggant.”

On August 2, 2006, the Company filed an application for a patent with the Patent Cooperation Treaty (No. PCT/CN2006/001946) for the “Method for Tagging and Detecting Articles and Apparatus thereof.”  In May 2007, the Chinese State Intellectual Property Office, acting as an International Preliminary Examining Authority (IPEA) under the Patent Cooperation Treaty (PCT), has issued a favorable International Search Report (ISR) with respect to the PCT application.  In the ISR, the IPEA did not identify any publication that, alone or in combination, would prevent the invention, as claimed, from meeting the novelty and inventive step requirements for patentability under the PCT. While the ISR identified three publications (a Chinese patent, a US patent, and a published paper), each of these publications was classified as a "category A" publication designating it as "a document defining the general state of the art which is not considered to be of particular relevance." The application will be further examined at the national/regional stage, and additional publications affecting patentability may be identified at that time.  The Company believes that the favorable ISR, especially since it was issued by the Chinese State Intellectual Property Office as the IPEA, bodes well for the future success of the application and represents a significant step in protecting our technology worldwide and in securing TPID's place as a global leader in the authentication and anti-counterfeiting industry.

The Company subsequently requested the commencement of national phase examinations of its PCT application for the United States, South Korea, Japan, Mexico, India, Brazil, Indonesia, Canada, the Philippines, and the European Patent Office.

The Company also has its KMAC proprietary computerized database system where new plug-ins are continually developed to support interfacing with customer database systems as well as any new potential scanners in the market place and real time reporting to the central KMAC system.

Employees

As of June 30, 2008, we had two employees based in the United States and 44 employees based in China.

Web Site Postings

Our annual report on Form 10-K and quarterly reports on Form 10-Q filed with the U.S. Securities and Exchange Commission are available to the public free of charge through its website as soon as reasonably practicable after making such filings.  Our website can be accessed at the following address: www.tpid.net.  The website of our Chinese joint venture company affiliate, True Product ID Technology (Beijing) Limited (“TPID Beijing” or “Chinese JV Company”), can be accessed at www.trueproductid.com.  The information found on our and TPID Beijing’s website or that may be accessed through our and TPID Beijing’s website is not part of this report and is not incorporated herein by this reference.

ITEM 2.                      Properties

As of June 30, 2007, we lease certain office space for our executive offices at 1615 Walnut Street, 3rd Floor, Philadelphia, PA 19102.  The rent was approximately $4,000 per month.  On September 28, 2007 the Chinese JV Company moved into a new larger office located at 11th floor, Jade Palace Hotel, 76 Zhichun Road, Haidian District, Beijing 100086.  The Chinese JV Company occupies the entire 11th floor of the Jade Palace Hotel, a new and leading commercial and hotel complex in Beijing, which is located in a special economic zone (SEZ) and thus allows the Chinese JV Company to continue to enjoy the same tax and other SEZ-related incentives it had at the old office.  The new office will now house the Chinese JV Company’s administrative, sales, marketing, and accounting departments and will also allow the Company to make taggant and to enlarge the ability to conduct research and development.

ITEM 3.                      Legal Proceedings

On October 31, 2007, Daniel Fasano -- a shareholder and creditor of the Company -- filed a pro se petition for the statutory appointment of a receiver in the Delaware Court of Chancery.  In his petition, Fasano claims that the Company is insolvent due to, in part, over $900,000 he claims the Company owes him that remains unpaid.  In its January 4, 2008 answer to the Petition, the Company denied and continues to deny that it is insolvent and that the appointment of a receiver is required.  The Company explained that Fasano is a party to certain agreements pursuant to which the Company agreed to pay him certain monies that have not yet been fully paid.  The Company went on to explain that Fasano owes the Company in excess of $330,000, which amount exceeds the amount which the Company believes Fasano is owed by the Company pursuant to the aforementioned agreements.  Specifically, in exchange for acquiring from the Company its former subsidiary, Seen OnTV, Inc., d/b/a, inter alia, AsSeenOnTV.com (“Seen on TV”) and all of the assets of the Company associated therewith, Fasano agreed in September 2005 to pay the Company a total of $300,000 by paying the Company 25% of the net, after-tax income from the operations of Seen on TV, d/b/a, inter alia, as AsSeenOnTV.com, which amount would bear interest at 5.75% per year until such debt, plus accrued interest, was paid in full. Fasano has never performed his obligations under this contract.  A status conference on this matter is listed for October 2008 and, unless resolved, will likely proceed to trial in 2008.

On or about February 28, 2008, Fasano filed a lawsuit, pro se, in Broward County, Florida against the Company for damages in the amount of approximately $900,000.  The Company responded to the lawsuit by filing a Motion to Dismiss on jurisdictional grounds.  The Company believes the lawsuit is without merit (based in part on some of the contentions discussed above in connection with Fasano’s Delaware litigation), and intends to vigorously defend it.  Unless resolved, a hearing on the Company’s Motion to Dismiss will likely take place in the Fall of 2008.

In July 2008, Europlan Financial Services Ltd. as Trustee for Ormond Trust and Deborah Richdale filed suit against the Company, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, Richard Specht and Wilson W. Hendricks III for an unspecified amount of damages and injunctive relief.   The Company believes that the claims against it are without merit.  The Plaintiff agreed to extend the time for the Company to file a responsive pleading to explore possible settlement negotiations.  If the matter cannot be amicably resolved, the Company intends to defend the matter vigorously.

We are subject to dispute and litigation in the ordinary course of business.  We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, based upon information available at this time.

ITEM 4.                      Submission of Matters to a Vote of Security Holders

On November 28, 2007 our board of directors (the “Board”) unanimously adopted a resolution seeking stockholder approval to amend our Articles of Incorporation to effect a 1 for 100 reverse stock split of our Common Stock.  On the same day, and as subsequently re-affirmed, pursuant to our By-Laws and applicable Delaware law, stockholders of ours holding over a majority of the total voting rights for all our issued and outstanding shares of common and preferred stock adopted by way of written consent, a resolution to approve and authorize actions set forth in the Board’s November 28, 2008 resolution.  We filed a preliminary information statement (Schedule PRE 14C) and definitive information statement (Schedule DEF 14C) with regard to the approved reverse stock split on April 23, 2008 and May 7, 2008 respectively and mailed on May 8-9, 2008 the definitive information statement to all shareholders of record as of April 22, 2008.  On May 29, 2008 we amended our articles of incorporation to reflect the 1 for 100 reverse stock split.  On June 10, 2008 NASDAQ approved the reverse stock split effective the open of business on June 11, 2008.

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

Market Price Range

Fiscal 2008                                        Fiscal 2007
   High                               Low                       High                      Low

First Quarter                                          $0.070                            $0.040                    $0.210                    $0.100
Second Quarter                                     $0.150                            $0.030                    $0.199                    $0.026
Third Quarter                                         $0.080                           $0.040                    $0.250                    $0.100
Fourth Quarter                                      $2.000                           $0.020                    $0.170                    $0.050

At October 14, 2008, we had 2,852 stockholders of record.

On May 4, 2006, we amended our articles of incorporation to increase the authorized shares of common stock from 100,000,000 to 1,000,000,000, of which 800,000,000 shares are designated as Class A and 200,000,000 shares are designated as Class B.

On May 8, 2006, we declared a 2 for 1 forward stock split of our common stock, to be effective on May 23, 2006.

In November 2007, our Board voted to effect a 1 for 30 reverse stock split of our common stock.  On November 29, 2007 the Board voted to amend the ratio for the reverse stock split to 1 for 100.  This action was then authorized and approved by the holders of a majority of the outstanding common shares of the Company authorized to vote.  We filed a Schedule PRE 14C preliminary information statement in connection with the 1 for 100 reverse stock split on April 23, 2008.  Upon receiving no comment from the SEC, we filed a Schedule DEF 14C definitive information statement in connection with the 1 for 100 reverse stock split with the SEC on May 7, 2008; and mailed on May 9, 2008 the definitive information statement to all shareholders of record as of April 22, 2008.

On May 29, 2008 we amended our articles of incorporation to reflect the 1 for 100 reverse stock split.  Article IV of the Articles of the Corporation was amended as follows:

“ The authorized capital stock of the Corporation shall be 1,005,000,000 shares consisting of 1,000,000,000 shares of Common Stock, par value $0.001 per share (800,000,000 shares being Class A Common Stock and 200,000,000 shares being Class B Common Stock) and 5,000,000 shares of Preferred Stock, par value $0.001 per share. The outstanding shares of Common Stock shall be reverse split on a one-for-one hundred basis, effective as of the effective date of this Certificate of Amendment.  No fractional shares shall be issued in connection with the reverse split. Instead, any resulting fractional shares shall be rounded up to the nearest whole number.

On June 10, 2008 NASDAQ approved the 1 for 100 reverse stock split effective the open of business on June 11, 2008.

A total of 300 million of the registrant’s common stock (pre-reverse stock split) was issued to the Hamouth Family Trust, part in November 2007 with the balance in January 2008.  In a Form 8-K filed November 7, 2007, we stated that the stock was issued “as consideration for consulting the Company regarding market matters.”

A total of 200 million of the registrant’s common stock (pre-reverse stock split) was issued to William R. Dunavant, part in November 2007 with the balance in January 2008.  The stock was issued per Dunavant’s employment agreement dated November 4, 2007.

In November 2007, we raised $200,969 as a result of the sale of equity units consisting of one share of the Company’s common stock and a warrant to purchase ½ share of common stock at an exercise price of $0.10 per share for a period of one year subsequent to the purchase of the equity unit.  The price of the units was $0.065 per share resulting in the issuance of 3,091,823 shares of the Company’s common stock and the issuance of 1,545,912 warrants to purchase the Company’s common stock.  The proceeds were wired to the Chinese JV Company to fund China operations.

In January 2008, we raised $450,000 as a result of the sale of equity units consisting of one share of the Company’s common stock and a warrant to purchase ½ share of common stock at an exercise price of $0.085 per share for a period of one year subsequent to the purchase of the equity unit.  The price of the units was $0.05 per share resulting in the issuance of 9,000,000 shares of the Company’s common stock and the issuance of 9,000,000 warrants to purchase the Company’s common stock.

On July 11, 2008, upon the completion of the reverse stock split, as authorized by the Board, the following shares and warrants were issued to below individuals and entities who/which had provided funding to the registrant from November 2007 to May 2008:

Funder	Amount of funding	Shares issued	Shares in Warrants
Davina Lockhart	$58,500	39,000	14,625
Justin Stanley	$50,000	33,333	12,500
Jerry Bratton	$50,000	33,333	12,500
Jerry Bratton	$100,000	66,667	25,000
BC LTD	$100,000	66,667	25,000
DOUBLE U MASTER FUND L.P.	$50,000	33,333	12,500
Webster Mrak & Blumberg Pension Plan
f/b/o Richard Blumberg	$197,800	131,867	49,450
Webster Mrak & Blumberg Pension Plan
f/b/o Christine Mrak	$196,200	130,800	49,050
Richard Blumberg	$177,500	118,333	$44,375

The above share issuances were valued at US$1.50 per share with warrants to purchase the same amount of shares of common stock at US $4.00 per share.

On July 11, 2008, as authorized by the Board, the following shares were issued to the below personnel for services rendered:

Name	Shares	Services provided
James MacKay	19,142,742
Per consulting and debt forgiveness agreements.  MacKay was our founder and the founder of TPID Beijing, TPID HK, and all of our China initiatives; the originator of AQSIQ Gas Tank Contract and all other China contracts, our former chairman, chairman of TPID Beijing, and current consultant since 2005

Ke Ke Wang	250,000	Per employment agreement. Wang has been our president since January 2008
Wilson Hendricks	1,000,000	Per employment agreement. Hendricks was former CEO and Director from March-October 2008 and our former COO from November 2007 to March 2008
Brandee Dunavant	100,000	Per services agreement. Dunavant has been a consultant since November 2007
Jon Brunot	100,000	Per services agreement. Brunot has been a consultant since November 2007
Celebrity Foods	1,000,000	Per consultant agreement. It has been a consultant since 2006
Michael Antonoplos	400,000	Per consultant agreement. Antonoplos has been a consultant since the Fall of 2006, a director since April 2007 and our secretary since November 2007.
William Chan	1,000,000	Per consulting agreement. Chan was a former director, TPID Beijing; the former president TPID HK; and has been consultant since before 2006
Sergio da Luz	1,000,000	Per consulting agreement. Da Luz was our former president & director from May 2007 to June 2008 and a former director TPID Beijing since 2007
Eric Littman	200,000	securities counsel since March 2008
Tom Hess	200,000	corporate counsel since November 2007
Richard Blumberg	300,000	Per consulting agreement; consultant & counsel since March 2008
Herbert Towning	180,000	Per consulting agreement related to fund raising; since April 2008
Ann Shek	100,000	Consultant, TPID Beijing and TPID HK (since 2006)
Liu Leung Wai	100,000	Consultant, TPID Beijing and TPID HK (since 2006)
Chan Chi Wei	100,000	Consultant, TPID Beijing and TPID HK (since 2006)
David Hong	100,000	Current director; Consultant, TPID Beijing and TPID HK (since December 2007)

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

The Company’s Current Strategy and Priorities

The Company’s current priority is to solidify its strategic position and opportunities in China. Many of the goods in the world are manufactured in China.  That includes both Chinese manufacturers and multinational corporations.  That includes goods manufactured in China for both the domestic Chinese market and for export.  As such, China and its government and industries face many of the more significant challenges associated with counterfeiting and product safety, which the Company seeks to address through its technology.  It is China where the Company and its Chinese joint venture affiliate have earned the respect of government and industry.  As reported on the website sponsored by the Association of Chinese Anti-Counterfeiting Technology, www.21cata.com.cn, our technology was recently recognized by representatives from the Chinese Ministry of Public Security. As reported on TPID Beijing’s website, our technology also received a favorable initial assessment from the Chinese Ministry of Science and Technology.  It is China where the Company and its Chinese joint venture affiliate are working with government and industry on significant anti-counterfeiting, safety, and other initiatives and where the Company’s technology has been designated and/or registered as an exclusive or preferred technology in connection with those initiatives.  It is China where the Company, through its Chinese joint venture affiliate, has entered into significant contracts.  The Company’s immediate priority is to begin fulfilling and generating revenues from China contracts.

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

Under the LNG Contract, TPID is to provide and apply a security logo to all LNG containers in China.  According to Chinese government statistics, the total number of LNG containers in China is currently over 130 million and is expected to increase in quantity by 10% every year. Under the LNG Contract, TPID is to receive a fixed taggant price per LNG container.  The specific taggant price per LNG container is not being disclosed due to its proprietary nature.

Under the LNG Contract, TPID is to provide 50,000 units of one of its highly proprietary scanners and 15,000 units of another of its highly proprietary scanners to approximately 20,000 LNG gas stations, 30,000 special equipment manufacturers, and 40,000 "platforms" in China.  Under the LNG Contract, TPID is to receive a fixed price per scanner, with a different fixed price for each type of scanner.  The specific price per scanner is not being disclosed due to its proprietary nature.

Finally, under the LNG Contract, TPID is to establish a security management information system for 50,000 enterprises. Under the LNG Contract, TPID is to receive a fixed price per enterprise.  The specific price per enterprise is not being disclosed due to its proprietary nature. According to AQSIQ, among such enterprises and platforms include 5,016 enterprises in charge of manufacturing LNG containers and other pressurized containers, 14,995 enterprises in charge of charging LNG containers, 8,747 enterprises in charge of manufacturing, installing, reequipping and repairing boilers, and approximately 1,823 institutes in the Chinese state quality inspection system which check LNG containers.

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

On January 29, 2008, AQSIQ further formalized its partnership with the Company by formally issuing the first documents associated with the official written commitments known as “Red Hat” documents.  The Red Hat Documents are the initial set of official documents filed by AQSIQ to form the new joint venture with the Company.  They officially confirm AQSIQ’s commitment to form the new joint venture with the Company and to implement the LNG Contract with the Company.  The new joint venture will be called China Inspection True Product Technology Inc. Limited.  In the initial documents filed, AQSIQ approved the name, creation, and ownership for the new joint venture.  The Company and AQSIQ are proceeding with the remaining steps to register the new joint venture, which the Company believes will be completed in the Fall of 2008.

In the Spring of 2008, Company representatives travelled to Liaoning Province, one of the initial pilot provinces, to help set up the implementation for the Gas Tank Project in that province.  Company CEO Wilson W. Hendricks III also flew to China to help with the initial rollout of the Gas Tank Project.  The Company continued to meet with AQSIQ representatives regarding the scope for the initial rollout and the use of the Company’s SDNA and KMACK technology for categories of special equipment other than gas tanks.

The Company’s last revenue projections for only the LNG component of the five-year AQSIQ Contract is over US$2 billion gross and over US$1billion net.

Medical Equipment and Smartcards in China

In June 2008, the Company was asked, and agreed, to use its S-DNA and KMACK technology to protect medical devices, sensors and other products and medical smartcards associated with a Chinese national healthcare joint venture called Worldwide Lifecare Limited (the “Carelife JV”).  The Carelife JV is affiliated with James MacKay.  The Carelife JV will provide the non-invasive breast cancer detection technology of Biofield Corp. (another company affiliated with James MacKay) and other comprehensive medical technology and services in China.  The Carelife JV will open a network across China of medical clinic centers, call centers and data centers for R&D. The first medical clinic center is scheduled to open in November 2008 at Carelife's China Headquarters in Shanghai.  In partnership with China's National Labor Union and funded with an investment by Chinese Government and others of approximately US$363 million, the Carelife JV anticipates opening more than 500 medical clinic centers across China before 2012 at different Labor Union centers covering 60% of China's urban population. This national network will be part of China's national healthcare program to instill best healthcare management practices and to address critical problems related to its aging population. China's top insurance companies (China Life Insurance and Ping An Insurance) and top bank, China Industrial Commercial Bank, have agreed to refer subscribers, employees, and clients to join the Carelife network.  This National Healthcare Network will also provide its members the latest smartcard technology from Versa Card Inc. (a company also affiliated with James MacKay). Versa Card's medical smartcards will allow Carelife members to make membership, healthcare-related and other payments and will also provide an electronic data base for members' medical records and history.  TPID's S-DNA and KMACK technology will protect members' medical smartcards as well as the medical devices, sensors and other products provided to members against the counterfeiting and substandard quality epidemic in China.  Carelife anticipates that it will enter a strategic partnership with the Chinese Ministry of Health and the Chinese FDA by the end of 2008 which will extend its network to state-owned and military hospitals in China, for whom Carelife has agreed to use our technology to anti-counterfeit medical devices.

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

Its current strategy for non-China markets outside the United States is to enter into strategic relationships (whether in the form of a joint venture, licensing or other arrangement) with leading companies in certain markets outside China, which have developed their own technologies complimentary to the Company's, have established significant distribution networks in those markets, and/or have expressed an interest in distributing the Company's technologies in those markets.  To that end, the Company has met with and received interest from companies with significant networks in India, the Philippines, Malaysia, Indonesia, Europe, the United States, Canada and the Middle East.  The Company's strategy is to benefit from those companies' already established distribution networks and operational capabilities in those markets, while minimizing the resources the Company itself would need to distribute and operate in those markets.  The Company has also met and generated significant interest from a leading multinational company in the inspection, certification, and testing

The Company continues to meet with private and government entities to use its technology in the United States, Europe, the Philippines, Southeast Asia, the Middle East, Canada, and Latin America, including in connection with anti-counterfeiting gas tanks along the lines of the AQSIQ Chinese National Gas Tank Project.

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

Officers, Directors and Other Personnel/Consultants

Starting March 2006, James MacKay agreed to serve as the chairman of our Board for a three-year term with an annual compensation of $300,000.  We entered into a formal consulting agreement with MacKay, memorializing our arrangement, on November 11, 2006.  On November 13, 2006 MacKay vested 39,559,961 shares of the Company's common stock as part of the aforementioned Services Agreement.  The common shares of the Company's stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,769,197, which was expensed in the quarter ending December 31, 2006. On March 12, 2007, MacKay resigned as a director. Richard A. Bendis, our then CEO and President, replaced MacKay as chairman. MacKay continued to support the Company's initiatives in China and elsewhere.  As stated below, MacKay rejoined the Company as chairman in August 2007 upon Bendis’ resignation but resigned in November 2007 upon the appointment of Dunavant as chairman.  Pursuant to the Company’s agreements wherein MacKay eliminated certain debt owed to him and the MacKay Group by the Company as of November 2007 and wherein MacKay agreed to help secure the AQSIQ Chinese National Gas Tank Contract, in June 2008, the Board authorized the issuance to MacKay of 19,142,742 restricted shares of common stock.

In March 2006, we entered into an employment agreement with Bendis, where he became our President and CEO for a three-year term, with annual compensation of $500,000.  In March 2007, he became chairman upon MacKay’s resignation.  On November 13, 2006 Bendis vested 30,329,303 shares of the Company's common stock as part of the aforementioned employment agreement.  The common shares of the Company's stock closed trading on November 13, 2006 at $0.07 per share resulting in a valuation of $2,123,051, which was expensed in the quarter ending December 31, 2006.

On August 17, 2007 Bendis voluntarily resigned as chairman, CEO, and president and as a director of the Company; MacKay rejoined the Company as chairman.  Sergio da Luz, who was also involved in facilitating the development of the Chinese markets, joined the Company as president. Li Ning, the CEO of the Chinese JV Company, joined the Company's Board.  The Company entered into an agreement with Li Ning to issue him 10,000,000 restricted common shares in return for his serving as a member of the Company's Board and otherwise supporting the Company with regard to its initiatives in China.  The common shares of the Company's stock closed trading on August 16, 2007 at $0.06 per share resulting in a valuation of $600,000, which was expensed in the first fiscal quarter (September 30, 2007) of Fiscal 2008.  Li Ning resigned as director in February 2008.  In November 2007, da Luz’s position was changed to president of the Company’s China operations.

On November 7, 2007 our Board appointed William R. Dunavant as CEO.  James MacKay voluntarily relinquished his position as chairman of the Board to Dunavant who was appointed the new chairman.  Under his employment agreement with the Company,  Dunavant was to receive, among other things, an annual salary of $240,000 and 200 million restricted shares of the Company's common stock (pre reverse split), which he received part in November 2007 and part in January 2008.  The common shares of the Company's stock closed trading on November 4, 2007 at $0.031 per share resulting in a valuation of $6,200,000, which was expensed in the second fiscal quarter (December 31, 2007) of Fiscal Year 2008.  As discussed below, in March 2008, Dunavant resigned as CEO and chairman and became the managing director of global strategic initiatives pursuant to an amended employment agreement.

On November 7, 2007 the Board voted to retain Rene Hamouth (Hamouth Family Trust trustee) to consult and assist the Company in market matters.  The Company issued the Hamouth Family Trust a total of 300 million common shares (pre the 1-100 reverse stock split), part in November 2007, part in January 2008.  The common shares of the Company's stock closed trading on November 7, 2007 at $0.052 per share resulting in a valuation of $15,600,000,  which was expensed in the second fiscal quarter (December 31, 2007) of Fiscal Year 2008.  On June 24, 2008, the Company terminated any arrangement with Hamouth.

Effective November 8, 2007, Michael J. Antonoplos (a director since April 2007) was appointed as the Company’s Secretary.  In June 2008, the Company, as authorized by the Board, issued Antonoplos 400,000 restricted common shares for services rendered.

Effective November 15, 2007, the Board appointed Wilson W.  Hendricks III as the Company’s COO.  Under his then employment agreement, Hendricks was to receive, among other things, an annual salary of $150,000 and 250,000 restricted shares of the Company's common stock post reverse split. As stated below, in March 2008, Hendricks was appointed as CEO and a director of the Company under an amended employment agreement and resigned as an officer and director of the Company in October 2008.  In November 2007, new management engaged Brandee Dunavant, Jon Brunot, and Zack Rivera as consultants related to investor and public relations and preparation of financial materials and engaged Tom Hess and Saul Ewing as corporate and securities counsel.  In June 2008, Dunavant, Brunot and Hess were issued 100,000, 100,000, and 200,000 common shares respectively.   The Obermayer law firm continued to act as counsel.

On January 14, 2008, our Board appointed KeKe Wang as our president.  Under his three-year employment agreement, Wang is to receive, among other things, an annual salary of$150,000 and 250,000 restricted shares of the Company's common stock post reverse split.

On February 18, 2008 the Board accepted the resignation of Li Ning as a director of the Registrant, effective immediately.

On March 4, 2008, Dunavant resigned as CEO and as a director, and the Board approved the appointment of Wilson Hendricks III as CEO and a director.  We entered into a new employment agreement with Hendricks wherein Hendricks is to earn a base salary of no less than $240,000 per year and receive 500,000 restricted shares of common stock immediately upon completion of the Company’s 1 for 100 reverse stock split with an opportunity to receive additional shares based on performance.  In June 2008, the Board authorized the issuance of 1,000,000 restricted shares of common stock to Hendricks.

On March 4, 2008, upon his resignation as CEO and director of the Company, the Company entered into an Amendment to Dunavant’s November 7, 2007 Employment Agreement.  Pursuant to the amendment, Dunavant’s title and position was changed from Chief Executive Officer to Managing Director of Global Strategic Initiatives; Dunavant’s base salary was changed from $240,000 per annum to $200,000 per annum. All other terms and conditions in Dunavant’s November 4, 2007 employment agreement with the Company remained unchanged and in full force.

In March 2008, we engaged Eric Littman as securities counsel.  In May 2008, we engaged Richard Blumberg as consultant to help advise on funding, legal and other matters.  In June 2008, Littman and Blumberg received 200,000 and 300,000 common shares.

Sergio da Luz resigned from the Board, effective June 9, 2008.  In June 2008, the Board authorized the issuance of 1,000,000 restricted shares of common stock to da Luz.

Funding Initiatives during FY 2008

Since May 2006, we have relied on funding for our U.S. and Chinese operations primarily from James MacKay and the MacKay Group, from the sale of our stock, and from bridge loans from certain individuals and entities.  In November 2007, Dunavant and Hamouth and their team were brought in to raise approximately US$3 million in bridge loans and US$15-20 million in major funding to rollout the AQSIQ Chinese National Gas Tank Contract and for US operations.  In November 2007, we raised $200,969 as a result of the sale of equity units consisting of one share of the Company’s common stock and a warrant to purchase ½ share of common stock at an exercise price of $0.10 per share for a period of one year subsequent to the purchase of the equity unit.  The price of the units was $0.065 per share resulting in the issuance of 3,091,823 shares of the Company’s common stock and the issuance of 1,545,912 warrants to purchase the Company’s common stock.  The proceeds were wired to the Chinese JV Company to fund China operations.  In January 2008, we raised $450,000 as a result of the sale of equity units consisting of one share of the Company’s common stock and a warrant to purchase ½ share of common stock at an exercise price of $0.085 per share for a period of one year subsequent to the purchase of the equity unit.  The price of the units was $0.05 per share resulting in the issuance of 9,000,000 shares of the Company’s common stock and the issuance of 9,000,000 warrants to purchase the Company’s common stock.

However, the total necessary funding have not yet been secured and we were forced to pursue alternative funding efforts.  In April 2008, we engaged Herbert Towning and his company, Brantridge Holdings Limited, pursuant to a consulting agreement to raise the funding needed to implement the AQSIQ Chinese National Gas Tank Contract.  In July 2008 Brantridge advised us that we had received commitments for the first two million dollars (US$2,000,000) towards our initial US$5 million private placement.  This funding however has not yet been secured, other than a stock subscription (46,315 shares) by accredited investor, Neville Sequeira, at US$1.50 per share for £35,000 in August 2008.

In the interim, we continue to receive funding from James MacKay and the MacKay Group.  Since November 2007, MacKay and the MacKay Group have helped fund us and TPID Beijing over US$450,000.  At the same time, MacKay has kept the AQSIQ Chinese National Gas Tank Contract alive through his relationships with Chinese Government.

However, without immediate funding, the future of this Company, TPID Beijing, and the AQSIQ Chinese National Gas Tank Contract is in serious jeopardy.  We need approximately US$2 Million in funding to commence the initial rollout of the AQSIQ Chinese National Gas Tank Contract and complete the registration of the new Chinese Gas Tank JV with AQSIQ.  We need funding to engage experts from outside China to help rollout the AQSIQ Chinese National Gas Tank Contract.  We need funding to support TPID Beijing.  We need funding for our U.S. operations.  The current state of the world financial markets has only exacerbated our funding situation and has affected several of the more prominent potential institutional funders we have met.

We expect that our existing cash balances and cash flows from operations (as of June 30, 2008) will not be sufficient to finance our working capital and capital expenditures requirements through Fiscal Year 2009.  We continue to seek strategic debt and equity investors and partners who share our vision and will invest in the long-term strategic vision of our ability to go forward.  Additionally, we may generate cash via the sale of shares in the equity markets or from cash generated from product licensing transactions.  However, if events occur or circumstances change such that we fail to meet our operating plan as expected, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources.  We cannot be assured that any form of such financing will be available on commercially reasonable terms or at all.

Debt Reduction Efforts in FY 2008

On August 15, 2007, MacKay Group Limited (“MKG”) executed a binding term sheet to provide us with a line of credit of up to US$150,000 to help fund the initiatives and operations in China and the U.S.  The terms and conditions were as follows:

•	Repayment Term: one (1) year commencing from the receipt of each tranche of Funds (the “Repayment Term”);

•	Interest: 12% compound interest per annum;

•	Prepayment: no prepayment without MKG’s approval

•	Convertibility:

o
At anytime during the Repayment Term, MKG has the right to convert the entire amount of principal and accrued interest or any portions thereof into shares of the Company at a share price equal to the lesser of: (a) the 70% of the share price at the close of the market as of receipt of funds; or (b) the terms extended by the Company to a funder making a total equity investment of at least US$2 million or in connection with a merger/acquisition or change in control (the “Convert Rate”);

•
Warrants: The Registrant shall issue to MKG without additional consideration warrants to purchase that number of shares of the Company’s common stock equal to the principal amounts advanced by MKG, exercisable at a share exercise price equal to the Convert Rate.  The term for the warrants shall be five (5) years.

In August 2007 MKG executed a memorandum of understanding (“MOU”) with us, in which upon MKG’s request, we will repay MKG for monies which MKG advanced to or for us or TPID Beijing, between May 30, 2006 and August 1, 2007 (approximately US$1 Million), to help support TPID Beijing’s operations in China (the “MKG Advanced China Funds”).  To qualify for repayment, the MKG Advanced China Funds must be properly documented, must have been used solely for TPID JV and its operations related to the field of anti-counterfeiting and product authentication, and are subject to other requirements. Under the MOU, MKG and the Company shall work in good faith to agree upon the repayment terms and conditions, which shall be memorialized in a definitive written agreement(s).   The parties agree that the repayment arrangement shall come in the form of a convertible note with appropriate compound interest with warrants.  The terms and conditions shall be, at a minimum, comparable to those we have given to funders as of August 1, 2007.

On August 16, 2007, our Board authorized the Company to amend Bendis' and MacKay's employment and consulting agreements to give Bendis and MacKay the right, but not the obligation, to convert any monies they are owed by the Company into the Company's common shares at a share price equal to the share price of our common stock at the close of the market on August 3, 2007.

In November 2007 we reached agreements with three parties that reduced the Company’s total current liabilities by approximately $2,742,000.  The three parties agreed to cancel the debt owed them pursuant to various agreements with the Company.  The first such agreement was reached with James MacKay individually.  As of September 30, 2007 MacKay was owed $462,500 representing all compensation earned by him and expenses owed him since he joined the Company. He agreed to cancel that amount in full.

The second such agreement was reached with MKG. As reported in the Company’s  Form 8-K filed  August 17,  2007,  according  to financial records  relating to TPID Beijing,  As of August 1, 2007 MKG had advanced approximately  US$1 million to or for TPID Beijing and its anti-counterfeiting/product authentication operations. Also, as reported in the Company's  August 17, 2007 Form 8-K, on August 15, 2007,  MKG executed a binding term sheet to provide the Company with a line of credit of up to One Hundred Fifty Thousand Dollars  (US$150,000) to help fund the initiatives and operations in China and the U.S. The terms and conditions were described in the Company’s August 17, 2007 Form 8-K. MKG has agreed to cancel these amounts, approximately $1,150,000, in full.

The third agreement was reached with Sure Trace Security Corporation (”SSTY”). On January 4, 2007, the Company entered into a Restructuring Agreement with Sure Trace Security Corporation. (the “Restructuring Agreement”). Pursuant to the Restructuring Agreement, the Company acquired a 40% ownership interest in the Chinese JV Company, held by SSTY, STA, and Chan. Under the Restructuring Agreement, the Company agreed, in part:

(i)
To pay SSTY a royalty in the amount of 2% of its gross receipts which the Company actually receives and collects from customers outside China, Hong Kong, and Macau for a period of 2 years commencing as of January 4, 2007 the “Royalty”); and

(ii)                 To pay SSTY, on an interest-free basis, within 3 years of the effective date of the Restructuring Agreement $1,130,000, minus the amount of penalties and interest TPID must pay the former control block holder under the Amended Payment Agreement (the “Subject Payment”).

In return for the Licensing Rights defined below, SSTY agreed to cancel its rights to receive the Royalty and to cancel in full, the total Subject Payment of $1,130,000 effective immediately. The Company has agreed to grant SSTY, or its assignee or designee, the exclusive worldwide Licensing Rights in and to any home consumer applications of the Company’s anti-counterfeiting and authentication technologies intended for self-application/use by the consumer solely on his/her personal items, including, but not limited to, S-DNA and related technologies that exist and as they may be developed in the future, in all channels of direct response and consumer distribution.  Subject to the Company and SSTY reaching mutually acceptable terms in the manner and form to be mutually agreed upon by the parties within 30 days of the date of this letter agreement. SSTY shall also be granted the right to sub-license others to air and/or sell through broadcast and cable television media via telemarketing, direct mail, package inserts, syndication and any other direct response marketing media and via catalogue, internet and related electronic marketing, retail sales and any other means and the non-exclusive right to use the copyrights, trademarks, patents, service marks and trade names in connection with their sales thereof.

On March 31, 2008, Bendis agreed to eliminate all compensation and other monies owed by the Company under any employment and consulting agreement (approximately $863,244), in return for the Company’s agreement to allow him to maintain stock previously issued to him.

RESULTS OF OPERATIONS

Year Ended June 30, 2008 and 2007

During the twelve months ended June 30, 2008 and 2007, the Company’s had no revenues, as the operations of the Chinese JV Company had not begun customer sales, except for certain trial runs the Chinese JV Company conducted for Chinese customers

The Company had operating expenses of $34.5 million for the twelve months of fiscal 2008, with the majority of the expense ($32.8 million) related to stock compensation of employees and consultants, compared to operating expenses of $6.6 million for the first twelve months of fiscal 2007, with the majority of the expense ($5.8 million) related to stock compensation of an employee and consultant.  General and administrative expenses increased by approximately $1.2 million for the twelve moths ended June 30, 2008 when compared to the same period in 2007. The increase is primarily due to legal and travel expenses, relating to the acquisition of the Chinese joint ventures. All other expenses remained relatively constant.  During fiscal year 2008, 11.1 million shares of the Company’s common stock were issued or issuable for services and stock based compensation, resulting in a charge of $32.9 million based upon the closing price of the Company’s common stock on the date the respective shares issuances were authorized by the Company’s board of directors, compared to approximately 71.3 million shares of the Company’s common stock issued for services and stock based compensation, during the same period in 2007, resulting in a charge of $5.1 million, based upon the closing price of the Company’s common stock on the date the respective shares issuances were authorized by the Company’s board of directors. The Company had a 100 for 1 reverse stock split in the fiscal year ended June 30, 2008 (see notes to consolidated financial statements). The increase of operating expenses from the twelve months ended June 30, 2008 when compared to the same period in is attributable to additional expense related to the Gas Tank Contract with AQSIQ and to stock compensation of employees and consultants, when the Company brought in new management and personnel (a new chief executive officer, chief operating officer, and consultant) in November 2007 to help implement and fund the Gas Tank Contract with AQSIQ.

The Company reported a loss before minority interest of approximately $37.2 million for the twelve months ended June 30, 2008, compared to a loss before minority interest of approximately $6.7 million for the twelve months ended June 30, 2007, an increase of $30.5 million as a direct result of the additional expense related to the Gas Tank Contract with AQSIQ and stock compensation of employees and consultants, when the Company brought in new management and personnel (a new chief executive officer, chief operating officer, and consultant) in November 2007 to help implement and fund the Gas Tank Contract with AQSIQ.

Other income in the current period included approximately $1.6 million for the write off of liabilities, as discussed previously in Note J to the financial statements.  In November 2007, as discussed in Note J, MKG agreed (1) to assign to TPID US the rights MKG has regarding the MKG $1 Million Advance and (2) to forgive any debt which MKG may have directly vis-a-vis TPID US as a result of the MKG $1 Million Advance and/or MKG’s assignment to TPID US related thereto. Accordingly, any right that MKG may have, vis-à-vis the Chinese JV Company, as a result of the MKG $1 Million Advance (whether in the form of repayment, increased capital, some combination of both or otherwise), has been assigned to TPID US and should be considered an asset of TPID US.  Similarly, as of November 16, 2007, MKG had forgiven any debt it may be owed by TPID US as a result of the above-mentioned assignment (whether the rights being assigned took the form of additional capital in the Chinese JV Company or otherwise). The amounts due MKG by the Chinese JV Company remain recorded upon the financial statements of the Chinese JV Company and as such are recorded in the attached consolidated financial statements of the Company at June 30, 2008.

Minority interest for the current fiscal period was approximately $344,000.  The add back of minority interest represents the 40% portion of the Chinese JV loss not owned by the Company, as the Company only owns a 60% interest in the Chinese JV.  Minority interest for the fiscal year ended June 30, 2007 was approximately $27,000.

Therefore, for the twelve-months ended June 30, 2008, the Company had a loss of $36.9million, compared to a loss of $6.6 million for the same period in 2007, attributed to the additional expense related to the Gas Tank Contract with AQSIQ and to stock compensation of employees and consultants, when the Company brought in new management and personnel (a new chief executive officer, chief operating officer, and consultant) in November 2007 to help implement and fund the Gas Tank Contract with AQSIQ.

FINANCIAL CONDITION

Liquidity and Capital Resources

During the twelve months ended June 30, 2008, the Company's cash decreased by approximately $11,000 to approximately $32,000.

The decrease in cash and cash equivalents during the first twelve months of fiscal 2008 is attributable to cash out flows of approximately $881,000, from operating activities.  These cash out flows were partially offset by in flows from financing activities of approximately $937,000 and cash outflows from investing of approximately $42,000, associated with the purchase of fixed assets.

Financing activities cash inflows consisted of approximately $501,000 of proceeds from the sale of equity by the Company and approximately $444,000 of financing, offset by approximately $7,400 in repayment of lease obligation for the twelve months ended June 30, 2008.

Cash utilized by operating activities totaled approximately $881,000 in the twelve months ended June 30, 2008. Cash outflows included the approximated $37.2million net loss for the period, the $1.6 million write off of liabilities which was non-cash in nature, the $344,000 credit for minority interest which was also non-cash in nature. There was an approximately $4,300,000 of write down of impairment of goodwill for the twelve months ended June 30, 2008. The goodwill is associated with the acquisition of the Chinese Joint Ventures in 2007, which were also non-cash in nature. Other non cash activities included approximately $5.0 million of stock based compensation, $27.8 million for the issuance of common stock for consulting fees, approximately $99,000 of depreciation and amortization, approximately $669,000increase in related party payable and approximately $55,000 in accrued interest payable. Partially offset by a decrease in accounts receivable, prepaid expenses and interest on notes receivable of approximately $121,000, 37,000 and 17,000, respectively.

As discussed in Note J, in November 2007, MKG agreed (1) to assign to TPID US the rights MKG has regarding the MKG $1 Million Advance and (2) to forgive any debt which MKG may have directly vis-a-vis TPID US as a result of the MKG $1 Million Advance and/or MKG’s assignment to TPID US related thereto. Accordingly, any right that MKG may have, vis-à-vis the Chinese JV Company, as a result of the MKG $1 Million Advance (whether in the form of repayment, increased capital, some combination of both or otherwise), has been assigned to TPID US and should be considered an asset of TPID US.  Similarly, as of November 16, 2007, MKG had forgiven any debt it may be owed by TPID US as a result of the above-mentioned assignment (whether the rights being assigned took the form of additional capital in the Chinese JV Company or otherwise). The amounts due MKG by the Chinese JV Company remain recorded upon the financial statements of the Chinese JV Company and as such are recorded in the attached consolidated financial statements of the Company at June 30, 2008.

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

There is no guarantee that there will not be any changes respecting Chinese government, economy, laws, and regulation which may adversely affect the Company and its Chinese joint venture company affiliate and the AQSIQ Gas Tank Project.  There is no guarantee that Chinese Government may in the future enact regulatory, legal, economic and political regulations or policies which would adversely affect the Company and its Chinese joint venture company affiliate and the contracts and opportunities in China, including the AQSIQ Gas Tank Project.

RISK FACTORS:  RISKS RELATED TO CURRENT WORLD FINANCIAL MARKETS

While the Company has sought and continues to seek the necessary funding (including for the AQSIQ Gas Tank Project) from sources throughout the world, it has as of yet unable to secure such funding.  The recent difficulties and conditions regarding world markets have exacerbated the Company’s funding situation.  The current difficulties of the world markets have affected several of the more prominent potential funders the Company has approached.  Without immediate funding, the survival of the Company and the AQSIQ Gas Tank project is at risk.

ITEM 7.                            Financial Statements

Our consolidated financial statements and the reports of Rotenberg & Co. LLP and Jewett, Schwartz, Wolfe & Associates, for the year ended June 30, 2007 and 2008 respectively are attached to this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

ITEM 8.                      Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure

Effective May 6, 2008, our Board dismissed Rotenberg & Co., LLP (“Rotenberg”)  as our independent registered public accounting firm and retained  the accounting firm of Jewett, Schwartz, Wolfe & Associates (“JSWA”) as our new independent registered public accounting firm.  The primary reason for the change is that JSWA has a working relationship with the our current counsel and financial personnel.

Rotenberg’s report on our financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change our accountants was recommended and approved by our Board on May 6, 2008.

During our most recent two fiscal years and any subsequent interim period preceding such dismissal, there were no disagreements with Rotenberg on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On May 6, 2008 we engaged JSWA as our new principal independent registered accounting firm to audit our financial statements for the fiscal year ended December 31, 2008.  Our Board recommended and approved the engagement of JSWA.

During the Company’s fiscal years ended December 31, 2006 and 2005 and through May 6, 2008, we did not consult JSWA with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's consolidated financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event.

ITEM 8A. CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d), the Company's Chief Executive Officer and Chief Accounting Officer, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the year ended June 30, 2008, the Company concluded that the then current system of disclosure controls and procedures needed improvement, partly due to the transition to new management, facilities, and auditors. As a result of this conclusion, the Company initiated changes in internal control. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
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

ITEM 8B.   Other Information

None

PART III

Item 9.                      Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act

The following table sets forth information regarding the directors of the Corporation as of October 14, 2008, all of which were appointed for a one-year term.

Name, Age and Principal Occupation	Year First Appointed	Certain Other Information

Michael J. Antonopolos (56), Director	2007
Antonopolos is a 32-year veteran of the commercial real estate industry and is a principal of a firm he started in 2000 which provides debt and equity for a variety of real estate investments.  As a partner in a privately held real estate investment fund, Antonopolos was instrumental in raising and placing over $700 million in investment opportunities. He has been involved in the development of over 7 million square feet of office, retail, and industrial properties and has negotiated lease and equity transactions valued at more than $9 billion.  Antonopolos was also a part of a 23 person strategic task force charged with preparing a 5-year strategic plan for a $350 million international service company. Prior to 2000, Antonoplos was Senior Vice President and Managing Director for a national real estate services company where he directed all corporate advisory activities throughout the Eastern U.S.  In this capacity,  Antonoplos advised corporate clients on administration and strategic implementation of their real estate portfolios, which exceeded $7 billion in total value.

David Bruce Hong (39), Director	2008
Educated in the United States and England, Hong previously helped oversee distribution, sales and business development for Asian and multinational companies in a variety of diverse industries in the People’s Republic of China, Hong Kong, Macau, Taiwan, Philippines, Thailand, Malaysia, Indonesia, Japan and the United States, serving as CEO, a board member, director for the Asian-Pacific Region, director for business development, and other capacities. He helped oversee distribution, sales, promotions, and business development in the Asian-Pacific Region for such companies as 7-Eleven, KFC, Sands, 3M, Audi, Budweiser, Citibank, J. Walter Thompson, and Nestle, among others. He was also a licensed financial controller within the insurance industry for more than 10 years, and has extensive logistic management experience.  Hong has helped our Chinese operations since December 2007.

James MacKay was chairman of our Board from May 2006 to March 2007 and from August 2007 to November 2007.  Richard Bendis was chairman of our Board from March to August 2007.  William Dunavant was chairman of our Board from November 2007 to March 2008.  Wilson Hendricks was a director from March 2008 to October 2008.  Li Ning was a director from August 2007 to February 2008.  Sergio da Luz was a director from May 2007 to June 2008.

EXECUTIVE OFFICERS

Name                                           Age                      Position Held
Ke Ke Wang                                           48                      President
Michael J. Antonoplos                                           56                      Secretary, Chief Accounting Officer & Director

Bendis was CEO from May 2006 to August 2007.  Dunavant was CEO from November 2007 to March 2008.  Hendricks was CEO from March 2008 to October 2008.

Da Luz was President from May 2007 to November 2007 and President, China Operations from November 2007 to January 2008. Hendricks was COO from November 2007 to March 2008.

Board of Directors and Committees

The Board currently has two directors.  The Corporation currently does not have regular Board meetings but the directors consult on significant matters affecting the Corporation.  The Corporation also does not have an Audit Committee.  In the fiscal year ending June 30, 2009, the Corporation expects to hold regular Board meeting, to increase the size of the Board and to constitute Board committees including a Audit, Nominating and Compensation Committees.

The Corporation currently does not have a Code of Ethics but expects to develop one during the fiscal year ending June 30, 2009.

Item 10.                                Executive Compensation

The chart below lists the Company’s former and current officers, directors, and employees and their compensation.

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

Pursuant to the Company’s agreements wherein MacKay eliminated certain debt owed to him and the MacKay Group by the Company as of November 2007 and wherein MacKay agreed to help secure the AQSIQ Chinese National Gas Tank Contract, in June 2008, the Board authorized the issuance to MacKay of 19,142,742 restricted shares of common stock.

William R. Dunavant --CEO and Chairman (November 2007 to March 2008) --Managing Director, Global Strategic Initiative (March-July 2008)	Employment Agreement-November 2007 --$240,000/year --200,000,000 shares Amended Employment Agreement-March 2008 --$200,000/year
Wilson W. Hendricks --COO (November 2007 to March 2008) --CEO and director (March to October 2008)
Employment Agreement-November 2007
--$150,000/year
Amended Employment Agreement-March 2008
--$240,000/year
--500,000 shares upon completion of reverse stock split (anticipated May 2008)
--opportunity to receive another 500,000 shares at end of year 1

In June 2008, as authorized by the Board, Hendricks was issued 1,000,000 restricted common shares.

KeKe Wang -President (January 2008)	Employment Agreement-January 2008 --$150,000/year --250,000 shares upon completion of reverse stock split (anticipated May 2008) --opportunity to receive another 250,000 shares at end of year 1
Li Ning --Director (August 2007 to February 2008)	Director’s Agreement—August 2007: --10,000,000 shares
Sergio da Luz --Director (May 2007 to June 2008) --President (August 2007 to November 2007) --President, China (November 2007 to January 2008)	Currently an employment contract does not exist. In June 2008, as authorized by our Board, da Luz was issued 1,000,000 restricted common shares.
Michael J. Antonoplos --Director (April 2007) --Secretary (November 2007)	Director’s Agreement : -- 1,000,000 shares (pre-reverse stock split) In June 2008, as authorized by the Board, Antonoplos was issued 400,000 restricted common shares.

Item 11.                      Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Corporation’s Common Stock as of October 10, 2008 by:

•	Each person who is known by us to beneficially own 5% or more of our outstanding common stock;
•	Each of our executive officers named in the Summary Compensation Table;
•	Each of our directors; and
•	All of our officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions and also any shares of Common Stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after October 14, 2008 Beneficial ownership calculations for 5% stockholders are based solely on publicly-filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the SEC.  The inclusion of any shares of stock deemed to be beneficially owned does not constitute an admission of beneficial ownership of those shares. Except as otherwise indicated, and subject to applicable community property laws, to the Corporation’s knowledge, the persons named below have sole voting and investment power with respect to all shares of Common Stock held by them as of September 30, 2007. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Corporate Secretary, True Product ID, Inc., 1615 Walnut Street, 3rd Floor, Philadelphia, PA 19102.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Stock	Percentage of class of Common Shares Owned
James MacKay (3)	19,406,006	53.21%
Rene Hamouth (4)	3,000,000	8.23%
William Dunavant (5)	2,000,000	5.48%
Michael Antonopolos (1) (2) (6)	400,000	1.1%
David Hong (1) (7)	100,000	<1%
Ke Ke Wang (2) (8)	250,000	<1%

All of our directors and officers as a group including those named above (3 persons)	750,000	2.06%

(1)	Director
(2)	Officer
(3)
Includes 19,142,742 shares of Common Stock issued to MacKay pursuant to his agreements to forgive debt owed to him and MKG prior to August 1, 2007 and to help the Company with the AQSIQ National Gas Tank Contract, as well as shares received as a result of the May 2006 issuance of dividend shares. MacKay also holds 1,000,000 shares of Series A Preferred Stock of the Corporation

(4) Issued to the Hamouth Family Trust as consideration for consulting the Company regarding market matters.
(5)	Issued to Dunavant pursuant to his November 2007 employment agreement
(6) Issued to Antonoplos for services rendered as director since April 2007, secretary since November 2007 and as a consultant since Fall of 2006
(7)	Issued to Hong for services rendered as consultant to TPID Beijing and TPID HK since December 2007
(8)	Issued to Wang pursuant to his January 2008 employment agreement

Item 12. Certain Relationships and Related Transactions

As part of his November 2006 Consulting Agreement, we agreed to pay MacKay (1) a contract-related incentive of 2% of our collected bookable gross receipts from the sale or licensing of and/or other compensation received with respect to our products, technology and services worldwide; and (2) a funding-related incentive of 2% of our gross proceeds received by us as a result of any funding or financing, which arose in whole or in part from MacKay’s efforts.

On June 12, 2007, the Corporation entered into a fund-raising agreement with Antonopolos that provided that:
(1)           in the event he introduces a potential funding or financing source for the Corporation and that source directly or indirectly provides funding or financing to the Corporation through itself or one of its affiliates or relationships in an amount of up to Two Million U.S. Dollars (US$2,000,000), the Corporation will pay you or one of your affiliated entities:
(a)           five percent (5%) of such monies raised in cash upon the Corporation’s receipt of such funds; and
(b)           five percent (5%) of such monies raised in restricted common stock of the Corporation based on the Corporation’sshare price at the close of the market on the business day before the date the Corporation receives such funds, which shall be issued and shall vest immediately upon receipt of such funds;  and
(2).           In the event you introduce a potential funding or financing source for the Corporation and that source directly or indirectly provides funding or financing to the Corporation through itself or one of its affiliates or relationships in an amount over Two Million U.S. Dollars (US$2,000,000), the Corporation will pay you or one of your affiliated Entities four percent (4%) of such funds raised over and above US$2 Million.

On August 15, 2007, MKG, of which Mr. MacKay is a principal, executed a binding term sheet to provide the Corporation with a line of credit of up to One Hundred Fifty Thousand Dollars (US$150,000) to help fund the initiatives and operations in China and the U.S.  The terms and conditions were as follows:
Repayment Term: one (1) year commencing from the receipt of each tranche of Funds (the “Repayment Term”);
Interest: 12% compound interest per annum;
Prepayment: no prepayment without MKG’s approval
Convertibility:  At anytime during the Repayment Term, MKG has the right to convert the entire amount of principal and accrued interest or any portions thereof into shares of the Corporation at a share price equal to the lesser of: (a) the 70% of the share price at the close of the market as of receipt of funds; or (b) the terms extended by the Corporation to a funder making a total equity investment of at least US$2 million or in connection with a merger/acquisition or change in control (the “Convert Rate”);
Warrants: The Corporation shall issue to MKG without additional consideration warrants to purchase that number of shares of the Corporation’s common stock equal to the principal amounts advanced by MKG, exercisable at a share exercise price equal to the Convert Rate.  The term for the warrants shall be five (5) years.

Other than the transactions disclosed within this annual report, we have not entered into any material transactions with any director, executive officer, beneficial owner of five percent (5%) or more of our Common Stock, or family members of such person, in which the amount involved exceeds $60,000.

Director Independence

Our Board of Directors is comprised of two individuals, one of whom (Mr. Antonopolos) the Company has determined is independent under SEC rules.

Item 13.  Exhibits:

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
                                                                        .

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

TRUE PRODUCT ID, INC.

/s/ Ke Ke Wang
Ke Ke Wang, President

/s/ Michael J. Antonoplos
Michael J. Antonoplos

Date: October 14, 2008

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
PHILADELPHIA, PENNSYLVANIA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm for the Year Ended June 30, 2008F-2

Consolidated Balance Sheets at June 30, 2008 and June 30, 2007                                                          F-3

Consolidated Statements of Operations for the Years Ended June 30, 2008 and 2007                          F-4

Consolidated Statements of Changes in Stockholders Equity for the Years Ended
     June 30, 2008, 2007 and 2006                                                                                                                    F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 2008 and 2007F-6-F-7

Notes to Consolidated Financial Statements                                                                                            F-8-F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
True Product ID, Inc.

We have audited the accompanying consolidated balance sheet of True Product ID, Inc. and Subsidiaries, (the Company) as of June 30, 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended June 30, 2008 and from October 1, 2005 (inception) to June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements of the Company as of June 30, 2007 and from October 1, 2005 (inception) to June 30, 2007 were audited by other auditors whose report dated October 1, 2007 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements for the period October 1, 2005 (inception) through June 30, 2008 includes no revenues and net loss of $45,563,739. Our opinion on the consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period October 1, 2005 (inception) through June 30, 2008, insofar as it relates to amounts for periods through June 30, 2007, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of True Product ID, Inc. and Subsidiaries at June 30, 2008, and the consolidated results of its operations and its cash flows for the year ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in 2008 of $36,899,863 and $881,005 respectively and has a deficit accumulated during the development stage of $45,563,739 at June 30, 2008.  These matters raise substantial doubt about it’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jewett, Schwartz, Wolfe and Associates
Jewett, Schwartz, Wolfe and Associates
Hollywood, Florida
October 13, 2008

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,
ASSETS	2008	2007

CURRENT ASSETS:
Cash and cash equivalents	$32,171	$42,774
Accounts receivable	152,751	31,806
Other current assets	39,436	2,933
Total current assets	224,358	77,513

PROPERTY AND EQUIPMENT - Net	138,722	136,305

Interest on note receivable	47,438	30,188
Note receivable	300,000	300,000
Intangible assets - net	461,674	521,566
Goodwill	13,301,191	17,601,191
TOTAL ASSETS	$14,473,383	$18,666,763

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$991,700	$1,345,642
Current portion of capital lease	8,202	7,351
Related party payable	668,781	-
Notes payable	219,410	219,410
Accrued interest payable	54,853	-
Total current liabilities	1,942,946	1,572,403

NON-CURRENT LIABILITIES:
Long-term portion of capital lease	27,786	35,989
Accrued interest payable	-	176,240
Convertible debenture	500,000	500,000
Accrued expenses	-	521,500
Notes payable - SSTY	-	1,095,590
TOTAL LIABILITIES	2,470,732	3,901,722

Minority interest	(468,644)	(124,466)

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.001 Par value; 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2008 and 2007	-	-
Class A common stock, $.001 par value; authorized 800,000,000 shares authorized; 9,542,000 shares issued and 6,425,899 shares issuable at June 30, 2008 and 440,622,335 shares issued and outstanding at June 30, 2007, respectively	15,968	440,622
Class B common stock: $.001 par value; 200,000,000 shares authorized; shares issued and outstanding at June 30, 2008 and 2007	-	-
Additional paid-in capital	58,055,744	23,123,913
Accumulated deficit during development stage	(45,563,739)	(8,663,876)
	12,507,973	14,900,659
Less: stock held in trust	(1,500)	(1,500)
Foreign currency translation adjustment	(35,178)	(9,652)
Total stockholders’ equity	12,471,295	14,889,507
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,473,383	$18,666,763

See notes to consolidated financial statements.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
			Period October 1,
			2005 (Date of
	For the Year Ended		Inception) Through
	June 30,		June 30, 2008
	2008	2007

REVENUE, net of returns	$-	$-	$-

EXPENSES:
Consulting fees	27,839,621	62,500	27,902,121
Officer and director compensation	5,025,000	5,739,748	11,080,581
General and administrative	1,526,559	286,299	2,888,404
Amortization and depreciation	99,011	64,893	181,373
Technology license fee	-	450,000	637,500
Total expenses	34,490,191	6,603,440	42,689,979

NET LOSS FROM OPERATIONS	(34,490,191)	(6,603,440)	(42,689,979)

OTHER INCOME (EXPENSE):
Write down on impairment of intangible assets	(4,300,000)	-	(4,300,000)
Forgiveness of debt	1,583,753	-	1,583,753
Interest income	17,250	17,447	47,635
Interest expense	(54,853)	(19,197)	(74,050)
Loss on equity investment	-	(65,513)	(65,513)

NET LOSS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	(37,244,041)	(6,670,703)	(45,498,155)

MINORITY INTEREST	344,178	27,279	468,644

DISCONTINUED OPERATIONS
Loss from operations of disposed subsidiaries, net of taxes	-	-	(10,245)
Loss from disposal of subsidiaries, net of taxes	-	-	(523,983)
Loss from discontinued operations	-	-	(534,228)

NET LOSS	(36,899,863)	(6,643,424)	(45,563,739)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	25,526	9,652	35,178

TOTAL COMPREHENSIVE LOSS	$(36,874,337)	$(6,633,772)	$(45,528,561)

NET LOSS PER SHARE:
Basic and Diluted	$(5.29)	$(0.02)

WEIGHTED-AVERAGE SHARES:
Basic and Diluted	6,974,112	322,888,146

See notes to consolidated financial statements.

	F-5

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Accumulated	Additional	Stock Held	Treasury
	Shares	$	Shares	$	Deficit	Paid in Capital	in Trust	Stock

Balance October 1, 2005	23,721,861	$ 23,721	20,000	$ 20	$ (855,372)	$ 1,057,079	$ (1,500)	$ (17,709)

Transfer to related party in connection with sale of subsidiary	-	-	-	-	-	-	-	17,709

Issuance of stock for acquisition of technology license	52,349,249	52,349	16,000	16	-	546,562	-	-

2 for 1 stock split	23,721,861	23,722	-	-	-	(23,722)	-	-

Additional issuance of common stock to STC for acquisition of technology license and cancellation of preferred stock	154,919,125	154,920	(36,000)	(36)	-	(154,844)	-	-

Net loss	-	-	-	-	(1,165,080)	-	-	-

Balance June 30, 2006	254,712,096	$ 254,712	-	$ -	$ (2,020,452)	$ 1,425,075	$ (1,500)	$ -

19 to 1 stock split	8,574,547	$ 8,575	-	-	-	$ (8,575)	-	-

Common stock issuance for consulting agreement	446,428	446	-	-	-	62,054	-	-

Stock based compensation	70,889,264	70,889	-	-	-	4,931,339	-	-

Common stock issued as part of restructuring agreement	6,000,000	6,000	-	-	-	1,314,000	-	-

Acquisition of additional 20% of chinese venture	100,000,000	100,000	-	-	-	15,400,000	-	-

Miscellaneous	-	-	-	-	-	20	-	-

Net loss	-	-	-	-	(6,643,424)	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	-

Balance June 30, 2007	440,622,335	$ 440,622	-	$ -	$ (8,663,876)	$ 23,123,913	$ (1,500)	$ -

Common stock issuance for consulting agreement	465,000,000	465,000	-	-	-	20,354,621	-	-

Stock based compensation	35,000,000	35,000	-	-	-	2,815,000	-	-

Issuance of common stock for cash	12,842,866	12,843	-	-	-	488,125	-	-

100 to 1 reverse stock split	(943,923,201)	(943,923)	-	-	-	943,923	-	-

Common stock issuance for consulting agreement	4,680,000	4,680	-	-	-	7,015,320	-	-

Stock based compensation	1,450,000	1,450	-	-	-	2,173,550	-	-

Issuance of common stock for retirement of debt	295,899	296	-	-	-	443,552	-	-

Adjustment to restructuring agreement	-	-	-	-	-	697,740	-	-

Net loss	-	-	-	-	(36,899,863)	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	-

Balance June 30, 2008	15,967,899	$ 15,968	-	$ -	$ (45,563,739)	$ 58,055,744	$ (1,500)	$ -

		See notes to consolidated financial statements.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period October 1,
	Year Ended		2005 (Date of
	June 30,		Inception) Through
	2008	2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,244,041)	$(6,670,703)	$(45,498,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,011	64,893	181,373
Stock based compensation	5,025,000	5,002,248	11,080,581
Issuance of common stock for consulting fees	27,839,621	62,500	27,902,121
Forgiveness of debt	(1,583,753)	-	(1,583,753)
Write off of goodwill	4,300,000	-	4,300,000
Loss from equity investment	-	65,513	65,513
Loss on disposal of subsidiaries	-	-	523,983
Loss from operations of disposed subsidiaries	-	-	10,245
Minority interest	(344,178)	(27,279)	(468,644)
Changes in operating assets and liabilities:
Accounts receivable	(120,945)	(400)	(152,751)
Prepaid expenses	-	(1,247)	-
Other current assets	(36,503)	-	(39,436)
Interest on note receivable	(17,250)	(17,250)	(47,438)
Accounts payable and accrued expenses	478,399	1,101,974	1,798,409
Related party payable	668,781	-	668,781
Accrued expenses - related party	-	-	87,500
Accrued interest payable	54,853	-	54,853
Net cash provided by (used in) operating activities	(881,005)	(419,751)	(1,116,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in acquired entity	-	43,422	43,422
Purchase of fixed assets	(41,536)	(8,191)	(182,842)
Cash and cash equivalents in disposed subsidiaries	-	-	(50,823)
Net cash used in investing activities	(41,536)	35,231	(190,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	500,968	-	500,968
Proceeds from sale of convertible debentures	-	500,000	500,000
Proceeds from financing	443,848	46,014	489,862
Repayment of capital lease obligation	(7,352)	(7,352)	(14,704)
Repayment of debt	-	(101,716)	(101,716)
Net cash provided by financing activities	937,464	436,946	1,374,410

FOREIGN CURRENCY TRANSLATION	(25,526)	(9,652)	(35,178)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,603)	42,774	32,171
BEGINNING OF PERIOD	42,774	-	-
END OF PERIOD	$32,171	$42,774	$32,171

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$1,223	$1,223
Cash paid for taxes	$-	$-	$-

See notes to consolidated financial statements.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued			Period October 1,
	Year Ended		2005 (Date of
	June 30,		Inception) Through
	2008	2007	June 30, 2008
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock and notes payable and elimination of accrued royalty as part of acquisition of 60% interest in chinese joint venture	$-	$17,597,500	$17,597,500

Sale of subsidiary via the issuance of note receivable	$-	$-	$300,000

Issuance of common and preferred stock for acquisition of technology license	$-	$-	$598,927

Issuance of common stock for retirement of debt	$443,848	$-	$443,848

Adjustment to restructuring agreement	$697,740	$-	$697,740

Assets and liabilities transferred to related party in connection with sale of subsidiaries:
Cash and cash equivalents	$-	$-	$50,823
Inventory	$-	$-	$296,544
Property and equipment	$-	$-	$54,189
Accounts receivable - related party	$-	$-	$37,850
Deposits	$-	$-	$6,667
Due from officer	$-	$-	$82,193
Intangible assets	$-	$-	$260,542
Investments in affiliates	$-	$-	$107,561
Accounts payable and accrued expenses	$-	$-	$(210,769)
Debt	$-	$-	$(6,321)
Due to related party	$-	$-	$137,240
Treasury stock	$-	$-	$17,709

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE A - NATURE OF BUSINESS

True Product ID, Inc. (TPID or the Company) is a Delaware corporation.  The Company is in the development stage as defined by Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting for Development Stage Enterprises”.   TPID is primarily engaged in business activities that include finalizing the development of products that provide anti-counterfeiting, brand and product authentication, and security products and services. The Company’s authentication solution is an integrated management system based on synthetic taggant technology, in which specific taggants are formulated to tag target objects for identification and authentication. The higher end solutions also employ a proprietary supporting computer database and application (KMAC) to manage inspections, as well as collect and analyze data from scanners in the field for trend spotting and responsive action. To best serve its customers’ needs, especially in China, and to best penetrate certain global markets, in addition to its own technologies, the Company has also explored and is pursuing strategic relationships with companies in the United States and Europe with complimentary anti-counterfeiting technology and continues to explore the technology market for novel anti-counterfeiting solutions in addition to taggant or scanning technology.

The Company’s authentication management system is comprised of a suite of world-class technologies, representing years of empirical research and application to the business of authentication. The Company’s technology is both focused on commercial and civil applications, and applies to a wide range of businesses plagued by piracy and intellectual property violations, everything from cigarettes to pharmaceuticals, and from auto parts to currency. The Company’s cutting-edge technology ultimately provides commercial or government end-users with the authentication technology needed to protect brand integrity and revenue capture from piracy and to help monitor, manage and address quality and safety issues in the global supply chain.

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

The Company will continue to report as a development stage company until significant revenues are generated.  The corporate office is located in Philadelphia, Pennsylvania.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses and no revenues from operations in 2008 and 2007.  During the year ended June 30, 2008, the Company has incurred net losses of $36,899,863 and accumulated losses of $45,563,739 since inception.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements are comprised of True Product ID, Inc. (TPID US) and its 60% owned subsidiary, collectively known as TPID or the Company.

Subsequent to TPID US’ May 11, 2007 acquisition of an additional 20% ownership interest in True Product ID Technology (Beijing) Limited (the “Chinese JV”), raising TPID US’ ownership interest in the Chinese JV to 60% and giving TPID US control of the Chinese JV, the accounts of the Chinese JV are fully consolidated with the accompanying minority interest reflected.  Prior to May 11, 2007, but subsequent to TPID US’ acquisition of its January 5, 2007 initial 40% ownership of the Chinese JV, TPID US accounted for its investment under the equity method of accounting, whereby TPID US recognized its proportional share of the Chinese JV’s net income / loss on the Statement of Operations under the caption “Loss on Equity Investment.” All material inter-company transactions have been eliminated in consolidation.

In preparing its consolidated financial statements, the Company included only expenses and other financial information of the consolidated Chinese JV from May 2007, when TPID US acquired majority ownership and control of the Chinese JV.  This method of presentation is consistent with Accounting Research Bulletin (ARB) No.51.

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the  reported  amounts  of  revenue and expenses.  If the underlying  estimates and assumptions upon which the financial  statements  are based change in the future,  actual amounts may  differ  from those  included  in the  accompanying  consolidated financial statements.

RECLASSIFICATIONS:

Certain amounts in the financial statements for the period ended June 30, 2007, have been reclassified to conform with the 2008 presentation.

REVENUE RECOGNITION:

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Revenue from collaborative agreements is recorded when performance targets have been met.  The Company receives funds from collaborative agreements in two forms – milestone payments based upon achieving certain performance targets and reimbursement of research and development expenses.  Milestone payments are recorded as revenue and payments for expense reimbursement are recorded as a reduction of expense not revenue. Although some of the Company’s products have expiration dates, the Company has not had to issue any credits or allowances for expired products to date, as no related expense has been incurred.

Service revenues are considered to have been earned when provided.   Accordingly, the Company records revenue from service contracts where the service is completed and the customer is invoiced in accordance with the terms of a written, duly executed service contract or purchase order.

For the year ended June 30, 2008 the Company had no revenue.

CASH AND CASH EQUIVALENTS:

Cash and cash  equivalents  consist  principally  of currency on hand, demand  deposits at  commercial  banks,  and liquid  investment  funds having maturity of three months or less at the time of purchase.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Accounts receivable are customer obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of the related assets are generally three to seven years.  Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      GOODWILL:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations and is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference.
.

CAPITAL LEASE:

The company is the lessee of equipment under capital lease expiring in 2012.  The company accounts for capital leases in accordance with SFAS No. 13, "Accounting for leases", the assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized (or depreciated) over the lower of their related lease terms or their estimated productive lives.

INCOME TAXES:

The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes”, which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Beginning July 1, 2007, the Company adopted the provisions of the FASB’s Financial Interpretation Number 48 (FIN. 48), “Accounting for Uncertain Income Tax Position”. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of FIN 48, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits.

Effective July 1, 2007, the Company adopted FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, (“FSP FIN 48-1”), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying consolidated financial statements.

FOREIGN CURRENCY TRANSLATION:

The company accounts for currency translations in accordance with SFAS No. 52, "Foreign currency translation",  financial statements of operating subsidiaries outside the United States of America (U.S.) generally are measured using the local currency as the functional currency. Adjustments to translate those statements into U.S. dollars are recorded in other comprehensive income.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

As of June 30, 2008 and 2007, the carrying value of cash and cash equivalents, accounts receivables, accounts payable and notes payable approximated fair value due to their short nature.

CONCENTRATION OF RISK:

The Company may be subject to concentrations of credit risk through cash.

ACCOUNTING FOR STOCK-BASED COMPENSATION:

On January 1, 2006, the Company implemented SFAS 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which replaced SFAS 123 “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107) regarding its interpretation of SFAS 123(R).  SFAS 123(R) and related interpretations requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  The Company values any employee or non-employee stock based compensation at fair value using the Black Scholes Pricing Model.  In adopting SFAS 123(R), the Company used the modified prospective application (“MPA”). MPA requires the Company to account for all new stock based compensation to employees using fair value, and for any portion of awards prior to January 1, 2006 for which the requisite service has not been rendered and the options remain outstanding as of January 1, 2006, the Company should recognize the compensation cost for that portion of the award that the requisite service was rendered on or after January 1, 2006. The fair value for these awards is determined based on the grant-date.  There was no effect of applying the MPA method.

Prior to January 1, 2006, the Company accounted for stock based compensation under the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 123. During the years ended June 30, 2008 and 2007, there were no grants of stock options to either employees or non-employees.

SEGMENT REPORTING:

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.  For the years ended June 30, 2008 and 2007 the Company consisted of only one operating segment.

COMPREHENSIVE INCOME:

In accordance with SFAS No. 130, "Reporting comprehensive income",  Comprehensive loss is the total of (1) net loss plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. The company has presented a statement of operations that includes other comprehensive income. An analysis of changes in components of accumulated other comprehensive income is presented in the consolidated statement of stockholders' equity.

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF No. 07-5).  EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF No. 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for us as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB No. 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No.162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)).  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160).  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

NOTE E – PROPERTY PLANT AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at June 30, 2008 and 2007:

	Year Ended June 30,
	2008	2007
Equipment, Furniture and fixtures	$204,121	$141,307
Less accumulated depreciation	(65,399)	(5,002)
Total	$138,722	$136,305

Depreciation expense for the periods ended June 30, 2008 and 2007 was $ 39,119 and $5,002, respectively.

NOTE F -   INTANGIBLE ASSETS

In  2006,  the  Company  acquired  a  Technology  License  ("License")  from Sure  Trace  Security  Corporation  ("SSTY") for an initial  term  of  five  years,  with  an  automatic  renewal  for an additional  five years.  The License grants the Company the worldwide rights   to    manufacture    and   sell    products    using   STC's "anti-counterfeiting technology".  In exchange for this License, the Company issued 52,349,249 shares of common stock and 16,000 shares of preferred stock, valued in total at $598,927.  The License is being amortized as a charge to operations on a straight-line method over the ten year term of the License.

Estimated annual amortization expense for the five years succeeding March 31, 2008 is as follows:

              2009                                2010                      2011                       2012                      2013                      Thereafter
            ------      ------      ------      ------    -------      ---------
             $59,893    $59,892       $59,893      $59,893      $59,893               $ 162,208
            =======     =======     =======      =======   =======    ===========

During the year ended June 30, 2008 and 2007, the Company incurred $59,892 and $450,000, respectively, of expense for a technology license from.  Effective April 15, 2006 the license requires that $75,000 per month be paid for a period of five years. At June 30, 2008 and 2007, the entire amount of the expense remains unpaid and is included in accounts payable and accrued expenses.

NOTE G - GOODWILL

The acquisition of ultimately 60% of the Chinese Joint Venture resulted in significant contract opportunities in China (Chinese JV).  Pursuant to a joint venture contract with the Company’s predecessor, the Chinese Joint Venture has the exclusive rights to all contracts relating to SDNA and KMAC technologies in the PRC, Hong Kong, and Macau.  The Chinese JV has developed significant relationships with important Chinese government and industry agencies and entities

As of June 30, 2007, we have a total of $ 17,601,191 in goodwill resulting from an acquisition of the Chinese Joint Venture in 2007. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets”(SFAS No. 142), if the book value of the reporting unit exceeds its fair value, there is potential for goodwill impairment. During the year ended June 30, 2008, based on the impairment test performed, we determined an impairment loss of approximately $4.3 million. This amount has been reflected on the Company’s statements of operations.

NOTE H -   INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended June 30, 2008 consists of the following:

	2008	2007
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	(12,702,778)	(2,286,999)
State	(2,241,667)	(403,588)
Tax (benefit) from the decrease in valuation allowance	14,944,445	2,690,587
Provision (benefit) for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

2008
Statutory federal income tax rate	35.0%
State income taxes Other Valuation allowance	5.5% - % (40.5)%
Effective tax rate	(0.0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes.  The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

2008
Net operating loss-carryforwards
expiring between 2019-2026	$45,563,739
Depreciation and amortization	-
Other	-
Deferred income tax asset	$45,563,739

The net deferred tax assets and liabilities are comprised of the following:

2008
Deferred tax assets:	$-
Current	-
Non-current	18,453,314
Less: valuation allowance	(18,453,314)
Net deferred income tax asset	$-

NOTE I- CAPITAL LEASE

       The following is a schedule by years of minimum future rentals on non-cancellable capital leases as of June 30, 2008:

           Fiscal Year ending June 30:

                        2009                                                                             $ 11,755
                        2010                                                                             11,756
                        2011                                                                                    11,755
                        2012                                                                   8,816
                                                         ---------
           Total minimum payments required                                                                                                  44,082

                       Less amount representing interest                                                                                       (8,094)
                                                         ---------
                       Present value of net minimum lease payments                                                                                                                         $ 35,988
   =========

           Current portion of capital leases                                                                                                   $8,202
                                                         =========

                      Long-term portion of capital leases                                                                            $ 27,786
                          =========

Fixed assets included $42,803 of assets under capital lease with amortization expense of $4,404 and $2,253 for the years ended June 30, 2008 and 2007 respectively. Total contingent rentals for the year ended June 30, 2008 was $11,756.

NOTE J- CONVERTIBLE DEBENTURE

On January 17, 2007 the Company  closed an initial  bridge  financing  with a private  investor for  $500,000;  a portion of these  proceeds   will go to fulfill existing orders in China; and the Company has sent  a  representative  from the US to  Beijing  to work with the  Chinese Venture to fulfill these orders.

The financing took the form of a convertible note with an 8% interest rate, and is referenced in the above balance sheet as a "Convertible Debenture".  For the sake of clarity, the reference to Convertible Debenture in the Company’s balance sheets means the bridge financing described in this Note. Additionally, investors will receive warrants to purchase  additional  shares of Company's  common stock at a price  per share  equal to the price per share of the  shares  issued in the First  Equity  Financing,  with 20%  warrant  coverage  if the bridge converts within 4 months; 35% warrant coverage if the bridge converts within 8 months;  and 50%  warrant  coverage  if the bridge  converts after 8 months.  The "First Equity Financing" is defined as the first financing  following  the date of Closing in which the Company  sells  preferred  stock or other equity  securities and obtains net proceeds  (including  debt  conversion)  in an amount  not less than $2 million  (including  the  conversion of the Debt).  The warrants shall have a seven-year exercise period.

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

NOTE K- RELATED PARTY PAYABLE

During fiscal year 2008, the officers and executives of the Company provided significant amount of loans to the Beijing operation on various occasions. Total related party loan payables as of June 30, 2008 is approximately $668,781.

NOTE L- FORGIVENESS OF DEBT

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

The total amount forgiven was recorded as a component of Other Income for the year ended June 30, 2008.

NOTE M – EQUITY

During 2008, prior to the 100 to 1 reverse stock split, 465,000,000 shares of common stock were issued for consulting agreements valued, based upon services rendered, at $20,819,621 and 35,000,000 shares of common stock were issued for stock based compensation valued at $2,850,000.

Also prior to the 100 to 1 reverse stock split, in 2008, the Company issued 12,842,866 shares of equity units at an average price of $0.04 per share for cash totaling $500,968.  The sale of equity units, consisted of one share of the Company’s common stock and a warrant to purchase ½ share of common stock at an average exercise price of $0.09  per share for a period of one year subsequent to the purchase of the equity unit.

In June 2008 the Company finalized a 100 to 1 reverse stock split which resulted in reverse splitting the 953,465,201 shares issued and outstanding at the time to 9,542,000 shares.  The par value of the common stock remained at $.001 per share.

Immediately proceeding the reverse stock split several obligations of the Company were executed per board resolution that resulted in 6,425,899 shares of issuable common stock.  These obligations were related to 4,680,000 shares of issuable common stock for consulting agreements valued, based upon services rendered. at $7,20,000, 1,450,000 shares of issuable common stock for stock based compensation valued at $2,175,000 and 295,899 shares of issuable common stock for the retirement of debt valued at $443,848.

In 2008 an adjustment was made to additional paid-in capital for the amount of $697,740, representing principle and interest, to reflect an adjustment to a previous restructuring agreement.  From 2003 through 2005, salary was accrued by the pre-close company of the April 2006 reverse merger into TPID (SSTY-Fasano Agreement and the OnTV Acquisition) for the then company president and chairman totaling approximately $500,000.  In conjunction with the close of the transaction the Company was released from this claim.   The former president and chairman has filed several pro se petitions in fiscal year 2008 related to this claim.  See Note N for legal matters.

NOTE N - LEGAL MATTERS

The Company is subject to disputes and litigation in the ordinary course of business. The Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on the financial statement or results of operations, based upon the information available at this time.

There are certain claims between the Company and Daniel M. Fasano (Fasano), the former president and chairman of the Company’s predecessor, OnTV, Inc.  In April 2006, TPID’s former parent, Sure Trace Security Corporation (“SSTY”) acquired the controlling interest of OnTV from Fasano.  OnTV then spun off from SSTY and became a separate and independent company (renamed True Product ID, Inc.) as a result of a dividend to SSTY shareholders effective June 1, 2006.

Monies owed the Company by Fasano as a Result of His 2005 Purchase of All Assets of the Company’s Subsidiary Seen OnTV

In September 2005, Fasano (then the Company’s president and chairman) purchased of all the shares of the Company’s subsidiary, Seen OnTV, and other assets incidental to the business of Seen OnTV, including the domain name, trademark, and trade name “AsSeenOnTV.com”.  As reported in the Company’s Form 10SB12G filed January 31, 2000, the Company purchased the domain name “AsSeenOnTv.com” in January 2000 for approximately $5 million.  Pursuant to a written agreement, Fasano owes the Company $300,000, plus interest at 5.75% per year (since September 2005).  As of the date of this filing, no monies have been received for this purchase. Total amount due, including principal and interest, to the Company as of June 30, 2008 is $347,438.

Outstanding Monies owed by the Company to Fasano from the 2006 SSTY Acquisition of ONTV

The Company entered into an amended pay agreement regarding the monies owed to Fasano from the 2006 SSTY acquisition of OnTV.  Pursuant to the amended pay agreement, the Company agreed to pay Fasano (1) $100,000 by March 31, 2007; (2) $185,000 by June 30, 2007; and (3) $34,410 in interest and penalties by June 30, 2007.  Any and all unpaid portions of any payments due under the amended pay agreement shall accrue simple annual interest at twenty-five percent (25%), simple, annual interest (or the highest permissible interest rate allowed in Pennsylvania, New York, Delaware, and/or Florida).

The Company remitted the first $100,000 payment but has not yet made the other two payments totaling $219,410 due June 30, 2007 or any accrued interest thereon (the “Outstanding ONTV Acquisition Balance”).Total amount due, including principal and interest, to Fasano by the Company as of June 30, 2008 is $274,263.

Litigation Filed By Fasano

On October 31, 2007, Fasano filed a pro se petition for the statutory appointment of a receiver in the Delaware Court of Chancery.  In his petition, Fasano claims that the Company is insolvent based, in part, due to in excess of $900,000 he claims the Company owes him that remains unpaid.  In its January 4, 2008 answer to the Petition, the Company denied and continues to deny that it is insolvent and that the appointment of a receiver is required.  Unless the matter can be resolved, a hearing on will likely be scheduled for the fall of 2008.

Around the same time, the SEC commenced a review of aspects of the SSTY Acquisition of OnTV concerning the dividend of unregistered shares of the Company to SSTY shareholders which resulted in the spin off of the Company from SSTY.  There was a concern that the SEC would rescind the entire acquisition.  However, the SEC chose not to rescind the dividend or the acquisition but instead filed a consent complaint against SSTY and certain of its executives in September 2007 stating that SSTY failed to register the spin off of OnTV in violation of Section 5 of the 1933 Securities Act.

In February 2008, Fasano filed a separate lawsuit, pro se, in Broward County, Florida against the Company for damages in the amount of approximately $900,000.  The Company responded to the lawsuit by filing a Motion to Dismiss on jurisdictional grounds. The Company believes the lawsuit is without merit and, if the matter cannot be amicably resolved, intends to vigorously defend it.

In the course of the litigation, the Company learned from Fasano that part of his claims against the Company related to deferred salary he was purportedly owed by the Company prior to the closing of SSTY’s Acquisition of OnTV amounting to approximately $500,000 as of September 30, 2005.  The Company’s position is that these types of pre-acquisition expenses, as agreed, would be extinguished post closing.  Moreover, the Company believes that Fasano’s claims were released by section 6 of the January 2007 amended pay agreement, which provides:

“Subject to the terms and conditions of this Amendment, in consideration of the payments and undertakings described above and in further consideration which is hereby acknowledged, Fasano hereby releases and forever discharges SSTY and TPID, their predecessors, successors, assigns, affiliated companies, shareholders, administrators, partners, officers, directors, employees, agents and attorneys from any and all claims and causes of action whatsoever, known or unknown, foreseen or unforeseen, which any party has or may have by reason of any matter, cause or thing whatsoever, arising from the March 21, 2006 SSTY-Fasano Agreement and the ONTV Acquisition, from the beginning of the world to the day of this Agreement, other than those obligations set forth herein.”

NOTE O – COMMITMENTS AND CONTINGENCIES

The Company’s subsidiary in Beijing rent an office space of approximately 1,300 square meters. The leasing period begins from November 1, 2007 and ends at October 31, 2009.

Lease obligation under the rental agreement is as follow:

             2009                                                                             $ 118,696
                      2010                                                                  197,826
                                                                      ---------
           Total lease obligation remaining                                                                                                $ 316,522
                                                                         ======
NOTE P – FOREIGN OPERATIONS

Since May 2007, the majority of the Company’s operating activities have been in China.  The functional currency of the Chinese Venture is the Yuan and the financial statements of the Chinese JV Company have been converted from Yuan to U.S. Dollars at the exchange rate in effect.  There were no foreign currency gains or losses included in the June 30, 2008 Statement of Operations.  A Foreign Currency Translation Adjustment of $35,178 is included as a component of Shareholders’ Equity at June 30, 2008, to reflect the change in value of assets and liabilities in the Chinese JV Company’s balance sheet.

NOTE Q– SUBSEQUENT EVENTS

On July 28, 2008, after extensive meetings based primarily in Europe, the Registrant’s consultant, Brantridge Holdings Limited (“Brantridge”), has confirmed that the Registrant has received commitments for the first two million dollars (US$2,000,000) towards the Registrant’s initial US$5 million private placement.  Brantridge confirms that a portion of the initial $2 million will be received as early as the week of July 28 with the balance anticipated to be received shortly thereafter.  Funds will be used to implement the Chinese National Gas Tank Contract with the State General Administration for Quality Supervision, Inspection and Quarantine of the People's Republic of China (“AQSIQ”), and in particular to send western experts to help roll out the AQSIQ Contract and to manufacture the marking equipment and scanners needed to fulfill purchase orders from Chinese gas tank manufacturers, retail stores, and inspection stations and Chinese government municipalities per AQSIQ’s Official Government Circular mandating the use of the Registrant’s anti-counterfeiting and product safety monitoring technology for all 130 million gas tanks in China.  Upon manufacture of the marking equipment and scanners, Chinese gas tank manufacturers, retail stores, and inspection stations and Chinese government municipalities will begin to put down deposits of up to 30% towards the purchase orders.

Brantridge anticipates being able to complete the balance of the initial US$5 million private placement this summer.  Discussions are taking place about the possible need for and role of the Registrant’s anti-counterfeiting and product safety monitoring technology in Europe.

Subsequent to year end the Company received funding through various sources totaling approximately $641,708 in exchange for 427,805 shares of common stock.  Additionally, James MacKay received 19,072,371 shares of stock in order to bring his total number of shares owned to 51% of the total shares outstanding for ownership purposes.