Form 10-K/A
period 2008-06-30
TRUE PRODUCT ID, INC.
filed 2008-10-15
CIK 1011550

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

Chip Based RFID competitors include:	● Omron
Lowry Computer Products Markem Corporation Tana Consultancy Services

Chipless RFID competitors include:	● Inkode
Cross ID
Ink Based Taggant competitors include:	TraceTag International
Sun Chemical
Dupont Authentication Systems (DAS)

(DAS)

DNA competitors include:	Applied DNA Sciences, In
TraceTag International

Synthetic DNA competitors include:	DNA Technologies, Inc.
identify GmbH
ID Global

Traceless Technology competitors include:	● Eastman Kodak

Microtaggant competitors include:	Microtrace LLC
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

ITEM 2.                      Properties

As of June 30, 2007, we lease certain office space for our executive offices at 1615 Walnut Street, 3rd Floor, Philadelphia, PA 19102.  The rent was approximately $1,500 per month.  On September 28, 2007 the Chinese JV Company moved into a new larger office located at 11th floor, Jade Palace Hotel, 76 Zhichun Road, Haidian District, Beijing 100086.  The Chinese JV Company occupies the entire 11th floor of the Jade Palace Hotel, a new and leading commercial and hotel complex in Beijing, which is located in a special economic zone (SEZ) and thus allows the Chinese JV Company to continue to enjoy the same tax and other SEZ-related incentives it had at the old office.  The new office will now house the Chinese JV Company’s administrative, sales, marketing, and accounting departments and will also allow the Company to make taggant and to enlarge the ability to conduct research and development.

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

Hendricks resigned from the Board and as CEO and chief accounting officer effective October 8, 2008.  Our Board replaced Hendricks on the Board with David Hong on October 9, 2008.

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

·
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
--$150,000/year
Amended Employment Agreement-March 2008
--$240,000/year
--500,000 shares upon completion of reverse stock split (anticipated May 2008)
--opportunity to receive another 500,000 shares at end of year 1

In June 2008, as authorized by the Board, Hendricks was issued 1,000,000 restricted common shares.

KeKe Wang -President (January 2008)	Employment Agreement-January 2008 --$150,000/year --250,000 shares upon completion of reverse stock split (anticipated May 2008) --opportunity to receive another 250,000 shares at end of year 1
Li Ning --Director (August 2007 to February 2008)	Director’s Agreement—August 2007: --10,000,000 shares
Sergio da Luz --Director (May 2007 to June 2008) --President (August 2007 to November 2007) --President, China (November 2007 to January 2008)	Currently an employment contract does not exist. In June 2008, as authorized by our Board, da Luz was issued 1,000,000 restricted common shares.
Michael J. Antonoplos --Director (April 2007) --Secretary (November 2007)	Director’s Agreement : -- 1,000,000 shares (pre-reverse stock split) In June 2008, as authorized by the Board, Antonoplos was issued 400,000 restricted common shares.
David Hong --director (october 9, 2008-)	Not yet determined In July 2008, as authorized by the Board, Hong was issued 100,000 restricted common shares for consulting services rendered to our Asian operations since December 2007

Item 11.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Corporation’s Common Stock as of October 10, 2008 by:

•	Each person who is known by us to beneficially own 5% or more of our outstanding common stock;
•	Each of our executive officers named in the Summary Compensation Table;
•	Each of our directors; and
•	All of our officers and directors as a group.

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

TRUE PRODUCT ID, INC.

/s/ Ke Ke Wang
Ke Ke Wang, President

/s/ Michael J. Antonoplos
Michael J. Antonoplos

Date: October 14, 2008

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
PHILADELPHIA, PENNSYLVANIA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm for the Year Ended June 30, 2008        F-2

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

Consolidated Statements of Cash Flows for the Years Ended June 30, 2008 and 2007                       F-6-F-7

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

/s/Jewett, Schwartz, Wolfe and Associates
Jewett, Schwartz, Wolfe and Associates
Hollywood, Florida
October 13, 2008

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,
ASSETS	2008	2007

CURRENT ASSETS:
Cash and cash equivalents	$32,171	$42,774
Accounts receivable	152,751	31,806
Other current assets	39,436	2,933
Total current assets	224,358	77,513

PROPERTY AND EQUIPMENT - Net	138,722	136,305

Interest on note receivable	47,438	30,188
Note receivable	300,000	300,000
Intangible assets - net	461,674	521,566
Goodwill	13,301,191	17,601,191
TOTAL ASSETS	$14,473,383	$18,666,763

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$991,700	$1,345,642
Current portion of capital lease	8,202	7,351
Notes payable	219,410	219,410
Accrued interest payable	54,853	-
Total current liabilities	1,274,165	1,572,403

NON-CURRENT LIABILITIES:
Long-term portion of capital lease	27,786	35,989
Accrued interest payable	-	176,240
Convertible debenture	500,000	500,000
Related party payable	668,781	-
Accrued expenses	-	521,500
Notes payable - SSTY	-	1,095,590
TOTAL LIABILITIES	2,470,732	3,901,722

Minority interest	(468,644)	(124,466)

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.001 Par value; 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2008 and 2007	-	-
Class A common stock, $.001 par value; authorized 800,000,000 shares authorized; 9,542,000 shares issued and 6,425,899 shares issuable at June 30, 2008 and 440,622,335 shares issued and outstanding at June 30, 2007, respectively	15,968	440,622
Class B common stock: $.001 par value; 200,000,000 shares authorized; shares issued and outstanding at June 30, 2008 and 2007	-	-
Additional paid-in capital	58,055,744	23,123,913
Accumulated deficit during development stage	(45,563,739)	(8,663,876)
	12,507,973	14,900,659
Less: stock held in trust	(1,500)	(1,500)
Foreign currency translation adjustment	(35,178)	(9,652)
Total stockholders’ equity	12,471,295	14,889,507
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,473,383	$18,666,763

See notes to consolidated financial statements.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
			Period October 1,
			2005 (Date of
	For the Year Ended		Inception) Through
	June 30,		June 30, 2008
	2008	2007

REVENUE, net of returns	$-	$-	$-

EXPENSES:
Consulting fees	27,839,621	62,500	27,902,121
Officer and director compensation	5,025,000	5,739,748	11,080,581
General and administrative	1,526,559	286,299	2,888,404
Amortization and depreciation	99,011	64,893	181,373
Technology license fee	-	450,000	637,500
Total expenses	34,490,191	6,603,440	42,689,979

NET LOSS FROM OPERATIONS	(34,490,191)	(6,603,440)	(42,689,979)

OTHER INCOME (EXPENSE):
Write down on impairment of goodwill	(4,300,000)	-	(4,300,000)
Forgiveness of debt	1,583,753	-	1,583,753
Interest income	17,250	17,447	47,634
Interest expense	(54,853)	(19,197)	(74,050)
Loss on equity investment	-	(65,513)	(65,513)

NET LOSS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	(37,244,041)	(6,670,703)	(45,498,155)

MINORITY INTEREST	344,178	27,279	468,644

DISCONTINUED OPERATIONS
Loss from operations of disposed subsidiaries, net of taxes	-	-	(10,245)
Loss from disposal of subsidiaries, net of taxes	-	-	(523,983)
Loss from discontinued operations	-	-	(534,228)

NET LOSS	(36,899,863)	(6,643,424)	(45,563,739)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	25,526	9,652	35,178

TOTAL COMPREHENSIVE LOSS	$(36,874,337)	$(6,633,772)	$(45,528,561)

NET LOSS PER SHARE:
Basic and Diluted	$(5.29)	$(0.02)

WEIGHTED-AVERAGE SHARES:
Basic and Diluted	6,974,112	322,888,146

See notes to consolidated financial statements.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Preferred Stock				Additional
	Shares		$	Shares		$	Accumulated Deficit	Paid in Capital	Stock Held in Trust	Treasury Stock

Balance October 1, 2005	23,721,861	$23,721		20,000	$20		$(855,372)	$1,057,079	$(1,500)	$(17,709)

Transfer to related party in connection with sale of subsidiary	-	-		-	-		-	-	-	17,709

Issuance of stock for acquisition of technology license	52,349,249	52,349		16,000	16		-	546,562	-	-

2 for 1 stock split	23,721,861	23,722		-	-		-	(23,722)	-	-

Additional issuance of common stock to STC for acquisition of technology license and cancellation of preferred stock	154,919,125	154,920		(36,000)	(36)		-	(154,844)	-	-

Net loss	-	-		-	-		(1,165,080)	-	-	-

Balance June 30, 2006	254,712,096	$254,712		-	$-		$(2,020,452)	$1,425,075	$(1,500)	$-

19 to 1 stock split	8,574,547	$8,575		-	-		-	$(8,575)	-	-

Common stock issuance for consulting agreement	446,428	446		-	-		-	62,054	-	-

Stock based compensation	70,889,264	70,889		-	-		-	4,931,339	-	-

Common stock issued as part of restructuring agreement	6,000,000	6,000		-	-		-	1,314,000	-	-

Acquisition of additional 20% of chinese venture	100,000,000	100,000		-	-		-	15,400,000	-	-

Miscellaneous	-	-		-	-		-	20	-	-

Net loss	-	-		-	-		(6,643,424)	-	-	-

Foreign currency translation adjustment	-	-		-	-		-	-	-	-

Balance June 30, 2007	440,622,335	$440,622		-	$-		$(8,663,876)	$23,123,913	$(1,500)	$-

Common stock issuance for consulting agreement	465,000,000	465,000		-	-		-	20,354,621	-	-

Stock based compensation	35,000,000	35,000		-	-		-	2,815,000	-	-

Issuance of common stock for cash	12,842,866	12,843		-	-		-	488,125	-	-

100 to 1 reverse stock split	(943,923,201)	(943,923)		-	-		-	943,923	-	-

Common stock issuance for consulting agreement	4,680,000	4,680		-	-		-	7,015,320	-	-

Stock based compensation	1,450,000	1,450		-	-		-	2,173,550	-	-

Issuance of common stock for retirement of debt	295,899	296		-	-		-	443,552	-	-

Adjustment to restructuring agreement	-	-		-	-		-	697,740	-	-

Net loss	-	-		-	-		(36,899,863)	-	-	-

Foreign currency translation adjustment	-	-		-	-		-	-	-	-

Balance June 30, 2008	15,967,899	$15,968		-	$-		$(45,563,739)	$58,055,744	$(1,500)	$-

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

Estimated annual amortization expense for the five years succeeding March 31, 2008 is as follows:

2009	2010	2011	2012	2013	Thereafter

$59,893	$59,892	$59,893	$59,893	$59,893	$162,208

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

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes.  The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

2008
Net operating loss-carryforwards
expiring between 2019-2026	$45,563,739
Depreciation and amortization	-
Other	-
Deferred income tax asset	$45,563,739

The net deferred tax assets and liabilities are comprised of the following:

2008
Deferred tax assets:	$-
Current	-
Non-current	18,453,314
Less: valuation allowance	(18,453,314)
Net deferred income tax asset	$-

NOTE I- CAPITAL LEASE

       The following is a schedule by years of minimum future rentals on non-cancellable capital leases as of June 30, 2008:

       Fiscal Year ending June 30:

2009	$11,755
2010	11,756
2011	11,755
2012	8,816

Total minimum payments required	44,082

Less amount representing interest	(8,094)

Present value of net minimum lease payments	$35,988

Current portion of capital leases	$8,202

Long-term portion of capital leases	$27,786

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

NOTE L- FORGIVENESS OF DEBT

In November 2007, the Company eliminated the following debt, which was forgiven.

Compensation due James MacKay	$462,500
Borrowings on line of credit provided by MKG	52,451
Accrued interest on line of credit	638
Note payable to SSTY	1,068,164

Total	$1,583,753

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

Other Litigation

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

NOTE O – COMMITMENTS AND CONTINGENCIES

The Company shares about 300 square feet of office share located at 1615 Walnut Street, 3rd Floor, Philadelphia, PA 19102.  Its share of rent is $1,583.33.

The Company’s subsidiary in Beijing rent an office space of approximately 1,300 square meters. The leasing period begins from November 1, 2007 and ends at October 31, 2009.

Lease obligation under the rental agreement is as follow:

2009	$118,696
2010	197,826

Total lease obligation remaining	$316,522

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

NOTE Q– SUBSEQUENT EVENTS

On July 28, 2008, after extensive meetings based primarily in Europe, the Registrant’s consultant, Brantridge Holdings Limited (“Brantridge”), has confirmed that the Registrant has received commitments for the first two million dollars (US$2,000,000) towards the Registrant’s initial US$5 million private placement.  Brantridge confirms that a portion of the initial $2 million will be received as early as the week of July 28 with the balance anticipated to be received shortly thereafter.  Funds will be used to implement the Chinese National Gas Tank Contract with the State General Administration for Quality Supervision, Inspection and Quarantine of the People's Republic of China (“AQSIQ”), and in particular to send western experts to help roll out the AQSIQ Contract and to manufacture the marking equipment and scanners needed to fulfill purchase orders from Chinese gas tank manufacturers, retail stores, and inspection stations and Chinese government municipalities per AQSIQ’s Official Government Circular mandating the use of the Registrant’s anti-counterfeiting and product safety monitoring technology for all 130 million gas tanks in China.  Upon manufacture of the marking equipment and scanners, Chinese gas tank manufacturers, retail stores, and inspection stations and Chinese government municipalities will begin to put down deposits of up to 30% towards the purchase orders. Brantridge anticipates being able to complete the balance of the initial US$5 million private placement this summer.  Discussions are taking place about the possible need for and role of the Registrant’s anti-counterfeiting and product safety monitoring technology in Europe. Although its efforts are ongoing, Brantridge, however, has not yet secured this funding, and the Company has been forced to pursue alternative funding options.

Subsequent to year end the Company received funding through various sources totaling approximately $641,708 in exchange for 427,805 shares of common stock.  Additionally, James MacKay received 19,072,371 shares of stock in order to bring his total number of shares owned to 51% of the total shares outstanding for ownership purposes.

On October 9, 2008, the Registrant’s Board of Directors (the “Board”) accepted Wilson W. Hendricks III’s resignation from the Board and as the Registrant’s chief executive officer and chief accounting officer, effective October 8, 2008.  The resignation was not a result of any disagreement with the Registrant.  Hendricks was not a member of any committees of the Board. Hendricks is expected to continue to assist the Registrant in a consulting capacity relating to the rollout of the Chinese National Gas Tank Contract with AQSIQ.

On October 9, 2008, the Board appointed David Bruce Hong as a member of the Registrant’s Board to fill the vacancy created by Hendricks’ resignation.  Educated in the United States and England, Hong previously helped oversee distribution, sales and business development for Asian and multinational companies in a variety of diverse industries in the People’s Republic of China, Hong Kong, Macau, Taiwan, Philippines, Thailand, Malaysia, Indonesia, Japan and the United States, serving as CEO, a board member, director for the Asian-Pacific Region, director for business development, and other capacities. He helped oversee distribution, sales, promotions, and business development in the Asian-Pacific Region for such companies as 7-Eleven, KFC, Sands, 3M, Audi, Budweiser, Citibank, J. Walter Thompson, and Nestle, among others. He was also a licensed financial controller within the insurance industry for more than 10 years, and has extensive logistic management experience. Hong has helped with several of the Registrant’s initiatives in China and with Chinese Government.