Form 10-Q
period 2008-09-30
TRUE PRODUCT ID, INC.
filed 2008-11-19
CIK 1011550

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008
Commission File No: 0-29249

True Product ID, Inc.
(Name of Small Business Issuer in Its Charter)

Delaware	16-1499611
(State of other jurisdiction of Incorporation or Organization)	(Employer Identification Number)

1615 Walnut Street, 3rd Floor
Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(215) 972-6999
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

AS OF NOVEMBER 19, 2008, THERE WERE 36,514,390 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
ASSETS	2008	2008
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$22,165	$32,171
Accounts receivable	152,445	152,751
Other current assets	39,436	39,436
Total current assets	214,046	224,358

PROPERTY AND EQUIPMENT - Net	131,734	138,722

Interest on note receivable	51,751	47,438
Note receivable	300,000	300,000
Intangible assets - net	446,701	461,674
Goodwill	13,301,191	13,301,191
TOTAL ASSETS	$14,445,423	$14,473,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,182,503	$991,700
Current portion of capital lease	8,202	8,202
Notes payable	219,410	219,410
Accrued interest payable	64,935	54,853
Total current liabilities	1,475,050	1,274,165

NON-CURRENT LIABILITIES:
Long-term portion of capital lease	27,786	27,786
Convertible debenture	500,000	500,000
Related party payable	668,781	668,781
TOTAL LIABILITIES	2,671,617	2,470,732

Minority interest	(524,443)	(468,644)

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock: 5,000,000 shares authorized;	1,000
1,000,000 shares issued and outstanding at September 30, 2008
and June 30, 2008	-	-
Class A common stock: $0.001 par value; authorized 800,000,000 shares authorized; 15,967,899 shares issued and outstanding
at September 30, 2008 and 9,542,000 shares issued and
6,425,899 shares issuable at June 30, 2008, respectively	15,968	15,968
Class B common stock: $0.001 par value; 200,000,000 shares
authorized; no shares issued and outstanding at September 30
and June 30, 2008	-	-
Additional paid-in capital	58,055,744	58,055,744
Accumulated deficit during development stage	(45,732,290)	(45,563,739)
	12,340,422	12,507,973
Less: stock held in trust	(1,500)	(1,500)
Foreign currency translation adjustment	(40,673)	(35,178)
TOTAL STOCKHOLDERS' EQUITY	12,298,249	12,471,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,445,424	$14,473,383

See notes to consolidated financial statements.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
			Period October 1,
			2005 (Date of
	For the Three Months Ended		Inception) Through
	September 30,		September 30, 2008
	2008	2007

REVENUE, net of returns	$-	$-	$-

EXPENSES:
Consulting fees	17,000	-	27,919,121
Officer and director compensation	173,069	767,500	11,253,650
General and administrative	3,610	256,279	2,892,014
Amortization and depreciation	24,901	22,991	206,275
Technology license fee	-	-	637,500
Total expenses	218,580	1,046,770	42,908,560

NET LOSS FROM OPERATIONS	(218,580)	(1,046,770)	(42,908,560)

OTHER INCOME (EXPENSE):
Write down on impairment of goodwill	-	-	(4,300,000)
Forgiveness of debt	-	-	1,583,753
Interest income	4,313	4,313	51,947
Interest expense	(10,082)	(11,548)	(84,132)
Loss on equity investment	-	-	(65,513)

NET LOSS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	(224,350)	(1,054,005)	(45,722,505)

MINORITY INTEREST	55,799	65,943	524,443

DISCONTINUED OPERATIONS
Loss from operations of disposed subsidiaries, net of taxes	-	-	(10,245)
Loss from disposal of subsidiaries, net of taxes	-	-	(523,983)
Loss from discontinued operations	-	-	(534,228)

NET LOSS	(168,551)	(988,062)	(45,732,290)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(5,495)	(3,623)	(40,673)

TOTAL COMPREHENSIVE LOSS	$(174,046)	$(991,685)	$(45,772,963)

NET LOSS PER SHARE:
Basic and Diluted	$(0.01)	$(0.00)

WEIGHTED-AVERAGE SHARES:
Basic and Diluted	15,967,899	445,513,640

See notes to consolidated financial statements.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
			Period October 1,
	Three Months Ended		2005 (Date of
	September 30,		Inception) Through
	2008	2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(168,551)	$(988,062)	$(45,666,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,901	22,991	206,274
Stock based compensation	-	600,000	11,080,581
Issuance of common stock for consulting fees	-	-	27,902,121
Forgiveness of debt	-	-	(1,583,753)
Write off of goodwill	-	-	4,300,000
Loss from equity investment	-	-	65,513
Loss on disposal of subsidiaries	-	-	523,983
Loss from operations of disposed subsidiaries	-	-	10,245
Minority interest	(55,799)	(65,943)	(524,443)
Changes in operating assets and liabilities:
Accounts receivable	306	(79,487)	(152,445)
Prepaid expenses	-	1,933	-
Other current assets	(4,313)	-	(43,749)
Interest on note receivable	-	(4,313)	(47,438)
Accounts payable and accrued expenses	191,803	284,326	1,990,212
Related party payable	-	-	668,781
Accrued expenses - related party	-	-	87,500
Accrued interest payable	10,082	-	64,935
Net cash used in operating activities	(1,571)	(228,555)	(1,118,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in acquired entity	-	-	43,422
Purchase of fixed assets	(2,940)	-	(185,782)
Cash and cash equivalents in disposed subsidiaries	-	-	(50,823)
Net cash used in investing activities	(2,940)	-	(193,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	-	-	500,968
Proceeds from sale of convertible debentures	-	-	500,000
Proceeds from financing	-	210,901	489,862
Repayment of capital lease obligation	-	-	(14,704)
Repayment of debt	-	(1,170)	(101,716)
Net cash provided by financing activities	-	209,731	1,374,410

FOREIGN CURRENCY TRANSLATION	(5,495)	(3,839)	(40,673)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,006)	(22,663)	22,165
BEGINNING OF PERIOD	32,171	42,774	-
END OF PERIOD	$22,165	$16,272	$22,165

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$789	$789
Cash paid for taxes	$-	$-	$-

See notes to consolidated financial statements.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued			Period October 1,
	Three Months Ended		2005 (Date of
	September 30,		Inception) Through
	2008	2007	September 30, 2008
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock and notes payable and elimination of accrued royalty as part of acquisition of 60% interest in chinese joint venture	$-	$-	$17,597,500

Sale of subsidiary via the issuance of note receivable	$-	$-	$300,000

Issuance of common and preferred stock for acquisition of technology license	$-	$-	$598,927

Issuance of common stock for retirement of debt	$-	$-	$443,848

Adjustment to restructuring agreement	$-	$-	$697,740

Assets and liabilities transferred to related party in connection with sale of subsidiaries:
Cash and cash equivalents	$-	$-	$50,823
Inventory	$-	$-	$296,544
Property and equipment	$-	$-	$54,189
Accounts receivable - related party	$-	$-	$37,850
Deposits	$-	$-	$6,667
Due from officer	$-	$-	$82,193
Intangible assets	$-	$-	$260,542
Investments in affiliates	$-	$-	$107,561
Accounts payable and accrued expenses	$-	$-	$(210,769)
Debt	$-	$-	$(6,321)
Due to related party	$-	$-	$137,240
Treasury stock	$-	$-	$17,709

See notes to consolidated financial statements.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

True Product ID, Inc. (the “Company” or the “Corporation”) produces integrators for anti-counterfeiting and security surveillance applications and is a provider of integrated tracking devices. The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company has incurred operating losses since its inception. This condition raises substantial doubt as to the Company’s ability to continue as a going concern as such continuance is dependent upon the Company’s ability to raise sufficient capital.

Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB Annual Report and other reports filed with the Securities and Exchange Commission (SEC).

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and any wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements arise from the determination of the fair value of the Company’s investment. Because such determination involves subjective judgment, it is at least reasonably possible that the Company’s estimates could change in the near term with respect to this matter.

Fair Value of Financial Instruments

Cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Revenue Recognition

The Company has adopted and follows the guidance provided in the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements.

Warrants

The Company issues warrants to purchase the Company’s common stock in conjunction with debt and certain preferred stock issues. Warrants are accounted for in accordance with the provisions of Accounting Principles Bulletin (“APB”) No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB No.14”) and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company’s Own Stock (“EITF 00-19”). The fair value of warrants granted in conjunction with debt and equity issuances is estimated on the grant date using the Black-Scholes option pricing model. The value of warrants is separated from the total consideration of each issue and included as an element of additional paid-in capital.

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, Earning Per Share, for all periods presented. Stock subscriptions, options and warrants have been excluded from the calculation of the diluted loss per share for the periods presented in the statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 03-6-1 on its consolidated financial position and results of operations.

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for us as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB No. 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS No. 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

NOTE B - FOREIGN OPERATIONS

Since May 2007, the majority of the Company’s operating activities have been in China.  The functional currency of the Chinese affiliate is the Yuan and the financial statements of the Chinese affiliate have been converted from Yuan to U.S. Dollars at the exchange rate in effect.  There were no foreign currency transaction gains or losses included in the September 30, 2008 statement of operations.  A cumulative foreign currency translation adjustment of $40,673 is included as a component of shareholders’ equity at September 30, 2008, to reflect the change in value of assets and liabilities in the Chinese affiliate’s balance sheet.

NOTE C - NATIONAL CONTRACT WITH THE PEOPLE’S REPUBLIC OF CHINA

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

NOTE D - SUBSEQUENT EVENTS

On October 9, 2008, the Board accepted the resignation of Wilson W. Hendricks III from the Board and as our chief executive officer and chief accounting officer, effective October 8, 2008. On October 9, 2008, the Board appointed David Bruce Hong as a member of the Board to fill the vacancy created by Hendricks' resignation.

On November 3, 2008, TPID, its Hong Kong affiliate, True Product ID Technology Limited (“TPID HK”), and its Chinese joint venture affiliate, True Product ID Technology (Beijing) Limited (“TPID Beijing”), entered into several definitive agreements with Saddington Limited (“Saddington”), a British Virgin Island company, which has resulted in, among other things, the complete funding (estimated at US$50 million) for the Chinese National Gas Tank Contract with the State General Administration for Quality Supervision, Inspection and Quarantine of the People's Republic of China (“AQSIQ”) (collectively, the “Saddington Agreements”).  Consistent with the terms and conditions of the Saddington Agreements, documentary exchange for closing occurred November 17, 2008 5:00 P.M. Hong Kong time.

Under the Saddington Agreements, TPID -- without any further funding or other obligation or liability -- will receive a 5% share of the revenues (as more specifically set forth below) from the AQSIQ National Gas Tank Project (as described in, among other filings, TPID’s Forms 10-Q filed November 19, 2007, February 14, 2008, and May 20, 2008 and Form 10-K/A filed October 15, 2008), any other project and contract with AQSIQ under AQSIQ’s 2007 Official National Special Equipment Security Standard Circular to anti-counterfeit other Chinese special equipment (medical gas tanks, elevator parts, automobile manufacturing equipment, amusement park apparatus, cell phone batteries), the Chinese National Car and Motorcycle Part Contract with the China Federation of Industry and Commerce Auto & Motorbike Parts articles for Use Chamber of Commerce (as reported in TPID’s press release on Business Wire on October 24, 2006), the Chinese Painting and Calligraphy Contract with the Beijing & Calligraphy Collector Association (as reported in TPID’s press release on Business Wire on March 8, 2007 and November 16, 2007), and the Chinese Pharmaceutical Contract with Helida (Xinyang) Pharmaceuticals Co., Ltd.

TPID’s 5% share from the AQSIQ Chinese National Gas Tank Contract alone is conservatively estimated to be at least $15 Million per year.

Under the Saddington Agreements, Saddington has secured and will provide all of the funding needed to immediately roll out, much less maintain the rights to, the AQSIQ Chinese National Gas Tank Contract.  Upon meeting Saddington representatives, the Chinese Government AQSIQ, which had waited for funding from TPID for the Chinese National Gas Tank Project for over a year, has authorized the immediate rollout of the AQSIQ Chinese National Gas Tank Contract for all 23 provinces, 4 municipalities, and 5 autonomous regions in China. Previously, the initial rollout of the AQSIQ Chinese National Gas Tank Project was planned for six provinces.  AQSIQ has also advised Saddington that Saddington should immediately commence the preparations needed to roll out a commensurate Chinese national campaign for a second category of “special equipment,” elevator parts, which revenues are expected to be comparable to those for the Chinese National Gas Tank Project.  Without immediate funding, the AQSIQ Chinese National Gas Tank Contract would have been lost.

In addition to the $2.5 Million funding to be delivered at closing, Saddington has secured and will additionally infuse funding in the order of $15 - $35 Million for the AQSIQ Chinese National Gas Tank Contract in the first twelve months of rollout, required for project implementation costs.  In addition to meeting AQSIQ, Saddington has also commenced supply agreement negotiations with various suppliers for marking equipment, scanners, identity coding and data cards and is  working to place orders with each  supplier and start production within the next few weeks to immediately commence rollout of the AQSIQ Chinese National Gas Tank Project.

About Saddington

In addition to the necessary funding, Saddington and its affiliates bring the management, operational and technical expertise, manufacturing facilities, related technology, and other resources needed to immediately rollout the AQSIQ Gas Tank Contract and other Chinese contracts.  They already operate in the anti-counterfeiting/ biometric/security arena.  They have developed and marketed their own advanced mobile scanner, biometric, and security technology.  They have access to facilities in China which can manufacture the scanners, identity coding and data cards and other items needed to immediately rollout the AQSIQ Gas Tank Contract.

Saddington and its affiliates have developed relationships, and have worked on projects, with Chinese Government and other governments in Southeast Asia.  They have successfully implemented contracts and projects in China, Southeast Asia, and other parts of the world.  In addition to their own funds, they also have developed significant relationships, and have worked on projects, with prominent funders in Asia and elsewhere.

Their representatives bring years of experience in corporate management, corporate governance and risk management.  They bring years of experience in project management and implementation. product development, corporate and institutional banking and finance and debt and equity capital markets.

Saddington has extensively scrutinized TPID’s business plan and associated materials for the AQSIQ Chinese National Gas Tank Project, and has developed their own plan which will not only allow  immediate rollout but will allow rollout for more provinces and municipalities in China on an expedited basis.  Saddington will also develop the billing, invoicing and collection systems for the AQSIQ Chinese National Gas Tank Project, which had not been established by TPID, and which will serve not only the AQSIQ Chinese National Gas Tank Contract but for all other AQSIQ and Chinese contracts.

Saddington has also extensively analyzed TPID’s technology and will seek to perfect the technology with its own biometric/anti-counterfeiting technology, so that the perfected technology can be used for other contracts in China as well as for the United States, Europe and other parts of the world.  As discussed below, TPID has the exclusive rights to market the perfected technology for the United States, Europe and other parts of the world outside Asia, for which Saddington will help TPID market and fund.

The Saddington Agreements

The terms and conditions of the Saddington Agreements are consistent with, memorialize and delineate the terms and conditions of the TPID-Saddington October 19, 2008 Binding Term Sheet, which was reported in TPID’s Form 8-K filed on October 20, 2008, and which had been unanimously approved by TPID’s board of directors (“Board”) and majority shareholder, after extensive discussion and deliberation.  TPID’s Board and majority shareholder have also reviewed and approved each of the Saddington Agreements.  A copy of each of the Saddington Agreements is attached as Exhibit 99.1 to TPID’s Form 8-K filed November 19, 2008 and sub-exhibits 6, 7, 8, and 9 to Exhibit 99.1.

The principal contract is the TPID-Saddington Asset Purchase Agreement.  Under this agreement, Saddington agreed to fully fund the AQSIQ Chinese National Gas Tank Contract (estimated at US$50 Million) and assume all of TPID’s obligations and liabilities thereunder.  As part of Saddington’s overall $30-$50 Million funding, TPID is to receive $2.5 Million at closing allocated as follows: $1.75 Million towards the AQSIQ Chinese National Gas Contract; $250,000 towards rent, wages and other expenses for TPID Beijing, and $500,000 towards accounting, auditing and other expenses for TPID.

Under this agreement, without any additional funding or other obligation or liability, TPID will receive from Saddington the following share of the Saddington-funded AQSIQ Chinese National Gas Tank Contract:

•
Five percent (5%) of Saddington’s Net Operating Profit Before Taxes (“NOPBT”) for the first thirty (30) months from the month of first revenue receipts.  NOPBT is defined as the total amount of Saddington’s operating revenues less the operating expenses including costs of goods or technology supplied and share costs of distribution and selling and administrative expenses and headquarters expenses of Saddington and prior to applying taxes, as adjusted for interest expense on the present value of operating leases but excluding interest expense or income on debt and cash.

•
Five percent (5%) of the Gross Receipts for the duration of the unexpired sixty (60) month term of the AQSIQ Chinese National Gas Tank Contract.  Gross Receipts is defined as the total amount of funds actually received and collected by Saddington and its respective affiliates from sales of product or service utilizing the Subject Technology, including, but not limited to, (x) cash, money orders and cleared checks less charges imposed by banks for clearing, deposits, redeposits or returns and (y) cleared credit card charges less the bank discount rate; less the following amounts actually paid by Saddington, its respective affiliates, licensees, distributors and manufacturers: i.) discounts allowed; ii.) returns; iii.) transportation charges or allowances; iv.) packing and transportation packing material costs; v.) customs and duties charges; and vi.) sales, transfer and other excise taxes or other governmental charges (including any tax or government charge, duty or assessment or any tax such as a value added or similar tax or government charge) levied on or measured by the sales but no franchise or income tax of any kind whatsoever.

As stated above, TPID’s 5% Revenue Share from the AQSIQ Chinese National Gas Tank Contract alone is conservatively estimated to be $15 Million per year.  TPID will also receive the same revenue share from any other project and contract with AQSIQ under AQSIQ’s 2007 Official National Special Equipment Security Standards Circular to anti-counterfeit other Chinese special equipment, including medical gas tanks, elevator parts, automobile manufacturing equipment, amusement park apparatus, and cell phone batteries.  AQSIQ has advised Saddington that Saddington should immediately commence the preparations needed to roll out a commensurate Chinese national campaign for a second category of special equipment, elevator parts, which revenues are expected to be comparable to those for the Chinese National Gas Tank Project.
TPID will also receive the same revenue share from the Chinese National Car and Motorcycle Part Contract with the China Federation of Industry and Commerce Auto & Motorbike Parts articles for Use Chamber of Commerce (as reported in TPID’s press release on Business Wire on October 24, 2006), the Chinese Painting and Calligraphy Contract with the Beijing & Calligraphy Collector Association (as reported in TPID’s press release on Business Wire on March 8, 2007 and November 16, 2007), and the Chinese Pharmaceutical Contract with Helida (Xinyang) Pharmaceuticals Co., Ltd.

Under the first agreement, TPID shall also have the exclusive rights (exclusive even to Saddington) to market and distribute the technology perfected by Saddington in the course of the AQSIQ Chinese National Gas Tank Contract for the United States, Europe, and other parts of the world outside Asia.  For an initial five year term, TPID shall be able exclusively market and distribute the perfected technology in the United States on a royalty-free basis.  For Europe and other parts of the world outside Asia, TPID’s exclusive distribution rights are subject to the same revenue 5% sharing arrangement which Saddington has given to TPID for the AQSIQ Chinese National Gas Tank Contract and other Chinese contracts.   Saddington will help TPID market and fund contracts in the United States and Europe.  TPID and Saddington have entered to a separate License Agreement memorializing and consistent with the above license arrangement.

In return, Saddington will receive the all rights to the intellectual property of TPID, TPID Beijing, and TPID Hong Kong, including all trademarks, patents, marks, and logos; all rights of TPID, TPID Beijing and TPID Hong Kong to all contracts with AQSIQ, including the AQSIQ Gas Tank Contract; the AQSIQ Gas Tank Joint Venture; and any and all other contracts in Asia; all of TPID’s and TPID Hong Kong’s fixed assets in Asia; all of TPID’s and TPID Hong Kong’s business in Asia, including the right to use the business name of TPID in Asia; TPID’s interest in TPID Beijing; and the entire share capital of TPID Hong Kong.  Consistent with these above terms in the Asset Sale Agreement, TPID, TPID Beijing and Saddington have entered into separate Irrevocable Bill of Sale and Deed of Indemnity in respect of taxation.  Consistent with these above terms in the Asset Sale Agreement, TPID, TPID Beijing and Li Ning (who was the inventor listed on TPID Beijing’s Chinese patent application) have entered into separate Assignment of Patent Rights.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 and 2007

During the first three months ended September 30, 2008 of fiscal 2009, the Company had no revenues, as the operations of the Chinese affiliate had not begun customer sales, except for certain trial runs conducted for Chinese customers.  In the first three months ended September 30, 2007 of fiscal 2008, there were no revenues.

The Company had operating expenses of $218,580 for the first quarter of Fiscal 2009 with the majority of the expense related to accrued compensation of employees and consultants, as compared to operating expenses of $1,046,770 for the same period in the first fiscal quarter of 2008, with the majority of the expense related to stock compensation of an employee and consultant.

The Company reported a loss before minority interest of $224,350 for the three months ended September 30, 2008, compared to a loss before minority interest of $1,054,005 for the three months ended September 30,  2007. Minority interest for the current fiscal quarter was a credit of $55,799. The add back of minority interest represents the 40% portion of the affiliate loss not owned by the Company.  There was no comparable amount for the first quarter of fiscal 2007 as the Company only began consolidating the results of the Chinese affiliate in the fourth quarter of fiscal 2008, when the Company’s interest increased to 60%.

For the quarter ended September 30, 2008 the Company had a net loss of $168,551, compared to a net loss of $988,062, for the quarter ended September 30, 2007.

FINANCIAL CONDITION

Liquidity and Capital Resources

During the three months ended September 30, 2008, the Company's cash decreased by $10,006 to $22,165.

Cash utilized by operating activities totaled $1,571 in the three months ended September 30, 2008.  Cash outflows included the $168,551 net loss for the period, the $55,799 credit for minority interest which was also non-cash in nature and an increase in other assets of $4,313 offset by an increase in accounts payable and accrued expenses of $191,803 and $24,901 of depreciation and amortization.

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

RISK FACTORS:  RISKS RELATED TO THE COMPANY’S CONTINUED EFFORTS IN NON-CHINA MARKETS

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

FASANO LITIGATION

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

The Company remitted the first $100,000 payment but has not yet made the other two payments totaling $219,410 due June 30, 2007 or any accrued interest thereon (the “Outstanding ONTV Acquisition Balance”). Total amount due, including principal and interest, to Fasano by the Company as of June 30, 2008 is $274,263.

Litigation Filed By Fasano

On October 31, 2007, Fasano filed a pro se petition for the statutory appointment of a receiver in the Delaware Court of Chancery.  In his petition, Fasano claims that the Company is insolvent based, in part, due to in excess of $900,000 he claims the Company owes him that remains unpaid.  In its January 4, 2008 answer to the Petition, the Company denied and continues to deny that it is insolvent and that the appointment of a receiver is required.  Unless the matter can be resolved, a hearing on will likely be scheduled for the fall of 2008.  A prerequisite to Fasano maintaining his action in Delaware is that TPID be insolvent.  Although the Company disputes that it was ever insolvent, based upon its recent contract with Saddington Limited, TPID clearly is not insolvent under Delaware law.  The Company expects to prevail in this litigation.

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

Fasano has based his claim upon an erroneous entry in TPID's Balance Sheet which has been corrected by the Company's new auditor.  In net terms, Fasano is not a creditor of TPID.  The error was discovered and the change in accounting is supported by a signed contract.  The Company expects to prevail in this litigation.

EUROPLAN LITIGATION

In July 2008, Europlan Financial Services Ltd. as Trustee for Ormond Trust and Deborah Richdale filed suit against the Company, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, Richard Specht and Wilson W. Hendricks III for an unspecified amount of damages and injunctive relief.  The plaintiffs allege that certain consultants or representatives of the Company made misrepresentations regarding, among other things, the prospective share price of the Company’s stock, which the plaintiffs allegedly relied upon to purchase our stock on the open market.  The Company believes that the claims against it are without merit.  Plaintiffs agreed to extend the time for the Company to file a responsive pleading to explore possible settlement negotiations.  If the matter cannot be amicably resolved, the Company intends to defend the matter vigorously.

ITEM 5.    OTHER INFORMATION

Subsequent to the filing of the Company’s 10-K for the year ended June 30, 2008, the Company received emails from Rene Hamouth and Roger Dunavant, both of whom expressed their opinions that the language in the 10-K which referenced that they were brought in to raise money for the Company was inaccurate.  They believe that the language implies that they were going to be paid money or consideration to raise money for the Company.  The Company therefore wants to clarify that both Mr. Hamouth and Mr. Dunavant were issued shares prior to any services being rendered and that any assistance which either rendered to the Company in raising money was done without further compensation and no commissions were paid to either therefrom.

In order to assure the accuracy of this statement, on November 8, 2008, a letter including the above paragraph was emailed and faxed to Rene Hamouth’s attorney, W. Gordon Dobie, Esquire of Winston & Strawn, LLP.  In the letter to Dobie, the Company requested that he review this language and give us whatever comments he may have or suggestions.  We further informed Mr. Dobie that if we did not hear from him, that the Company would assume that he and Mr. Hamouth had no problem with this language being inserted into TPID’s 10-Q for the period ended September 30, 2008.  We did not hear back from Dolbie and as such are including the language in this filing.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K FILED DURING QUARTER ENDED SEPTEMBER 30, 2008

 (a) Exhibits

Number                                Title

  31                                Rule 13a-14(a) Certification

  32                                Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

True Product ID, Inc.

By: /s/ Ke Ke Wang
Ke Ke Wang President
Date: November 19, 2008