Form 10-Q
period 2008-12-31
TRUE PRODUCT ID, INC.
filed 2009-02-19
CIK 1011550

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2008

Commission File No: 000-29249

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

AS OF JANUARY 31, 2009, THERE WERE 15,967,899 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	June, 30
ASSETS	2008	2008
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$247,993	$32,171
Restricted cash	1,750,000	-
Accounts receivable	224,916	152,751
Other current assets	304	39,436
Total current assets	2,223,213	224,358

PROPERTY AND EQUIPMENT - Net	138,512	138,722

Note receivable	300,000	300,000
Interest on note receivable	56,063	47,438
Intangible assets - net	431,727	461,674
Goodwill	13,301,191	13,301,191
TOTAL ASSETS	$16,450,706	$14,473,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,315,141	$991,700
Saddington advances	2,627,000	-
Current portion of capital lease	8,202	8,202
Notes payable	219,410	219,410
Accrued interest payable	75,018	54,853
Total current liabilities	4,244,771	1,274,165

NON-CURRENT LIABILITIES:
Long-term portion of capital lease	27,786	27,786
Accrued interest payable	-	-
Convertible debenture	500,000	500,000
Related party payable	757,488	668,781
Accrued expenses	-	-
Notes payable - SSTY	-	-
TOTAL LIABILITIES	5,530,045	2,470,732

Minority interest	(700,060)	(468,644)

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.001 Par value; 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	-	-
Class A common stock, $.001 par value; 800,000,000 shares authorized; 15,967,899 shares issued and outstanding at December 31, 2008; 9,542,000 shares issued and 6,425,899 shares issuable at June 30, 2008	15,968	15,968
Class B common stock: $.001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding at December 31 and June 30, 2008, respectively	-	-
Additional paid-in capital	58,055,744	58,055,744
Accumulated deficit during development stage	(46,406,062)	(45,563,739)
Stock held in trust	(1,500)	(1,500)
Foreign currency translation adjustment	(43,429)	(35,178)
Total stockholders’ equity	11,620,721	12,471,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,450,706	$14,473,383

See notes to consolidated financial statements.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
					Period October 1,
					2005 (Date of
	For the Three Months Ended		For the Six Months Ended		Inception) Through
	December 31,		December 31,		December 31, 2008
	2008	2007	2008	2007

REVENUE, net of returns	$-	$-	$-	$-	$-

EXPENSES:
Consulting fees	118,900	15,662,550	135,900	15,681,435	28,038,021
Officer and director compensation	227,860	8,390,000	400,929	9,157,500	11,481,510
General and administrative	483,077	314,958	486,687	552,352	3,375,091
Amortization and depreciation	14,233	23,020	39,134	46,011	220,507
Technology license fee	-	-	-	-	637,500
Total expenses	844,070	24,390,528	1,062,650	25,437,298	43,752,629

NET LOSS FROM OPERATIONS	(844,070)	(24,390,528)	(1,062,650)	(25,437,298)	(43,752,629)

OTHER INCOME (EXPENSE):
Write down for impairment of goodwill	-	-	-	-	(4,300,000)
Forgiveness of debt	-	1,583,753	-	1,583,753	1,583,753
Interest income	4,762	4,313	9,075	8,626	56,709
Interest expense	(10,082)	(10,082)	(20,164)	(21,631)	(94,214)
Loss on equity investment	-	-	-	-	(65,513)

NET LOSS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	(849,390)	(22,812,544)	(1,073,739)	(23,866,550)	(46,571,894)

MINORITY INTEREST	175,617	85,711	231,416	151,655	700,060

DISCONTINUED OPERATIONS
Loss from operations of disposed subsidiaries, net of taxes	-	-	-	-	(10,245)
Loss from disposal of subsidiaries, net of taxes	-	-	-	-	(523,983)
Loss from discontinued operations	-	-	-	-	(534,228)

NET LOSS	(673,773)	(22,726,833)	(842,323)	(23,714,895)	(46,406,062)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(2,756)	(10,484)	(8,251)	(14,107)	(43,429)

TOTAL COMPREHENSIVE LOSS	$(676,529)	$(22,737,317)	$(850,574)	$(23,729,002)	$(46,449,491)

NET LOSS PER SHARE:
Basic and Diluted	$(0.04)	$(0.03)	$(0.05)	$(0.04)

WEIGHTED-AVERAGE SHARES:
Basic and Diluted	15,967,899	764,979,363	15,967,899	605,246,502

See notes to consolidated financial statements.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
			Period October 1,
	Six Months Ended		2005 (Date of
	December 31,		Inception) Through
	2008	2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(842,323)	$(23,714,895)	$(46,340,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,134	46,104	220,507
Stock based compensation	-	8,925,000	11,080,581
Issuance of common stock for consulting fees	-	15,600,000	27,902,121
Forgiveness of debt	-	(1,583,753)	(1,583,753)
Write off of goodwill	-	-	4,300,000
Loss from equity investment	-	-	65,513
Loss on disposal of subsidiaries	-	-	523,983
Loss from operations of disposed subsidiaries	-	-	10,245
Minority interest	(231,416)	(151,655)	(700,060)
Changes in operating assets and liabilities:			-
Accounts receivable	(72,165)	(142,150)	(224,916)
Other current assets	39,132	1,648	(304)
Interest on note receivable	(8,625)	(8,626)	(56,063)
Accounts payable and accrued expenses	323,441	689,776	2,121,850
Accrued expenses - related party	-	-	87,500
Accrued interest payable	20,165	-	75,018
Net cash used in operating activities	(732,657)	(338,551)	(2,518,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in acquired entity	-	-	43,422
Purchase of fixed assets	(8,977)	(28,336)	(191,819)
Cash and cash equivalents in disposed subsidiaries	-	-	(50,823)
Net cash used in investing activities	(8,977)	(28,336)	(199,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of cash restricted	(1,750,000)	-	(1,750,000)
Proceeds from related parties	88,707	-	757,488
Proceeds from saddington advances	2,627,000	-	2,627,000
Proceeds from issuance of common stock for cash	-	-	500,968
Proceeds from convertible debt	-	158,450	500,000
Proceeds from financing	-	253,420	489,862
Repayment of capital lease obligation	-	-	(14,704)
Repayment of debt	-	(1,170)	(101,716)
Net cash provided by financing activities	965,707	410,700	3,008,898

FOREIGN CURRENCY TRANSLATION	(8,251)	(14,107)	(43,429)

NET INCREASE IN CASH AND CASH EQUIVALENTS	215,822	29,706	247,993
BEGINNING OF PERIOD	32,171	42,774	-
END OF PERIOD	$247,993	$72,480	$247,993

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$789	$1,223
Cash paid for taxes	$-	$-	$-

See notes to consolidated financial statements.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued			Period October 1,
	Six Months Ended		2005 (Date of
	December 31,		Inception) Through
	2008	2007	September 30, 2008
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock and notes payable and elimination of accrued royalty as part of acquisition of 60% interest in chinese joint venture	$-	$-	$17,597,500

Sale of subsidiary via the issuance of note receivable	$-	$-	$300,000

Issuance of common and preferred stock for acquisition of technology license	$-	$-	$598,927

Issuance of common stock for retirement of debt	$-	$-	$443,848

Adjustment to restructuring agreement	$-	$-	$697,740

Assets and liabilities transferred to related party in connection with sale of subsidiaries:
Cash and cash equivalents	$-	$-	$50,823
Inventory	$-	$-	$296,544
Property and equipment	$-	$-	$54,189
Accounts receivable - related party	$-	$-	$37,850
Deposits	$-	$-	$6,667
Due from officer	$-	$-	$82,193
Intangible assets	$-	$-	$260,542
Investments in affiliates	$-	$-	$107,561
Accounts payable and accrued expenses	$-	$-	$(210,769)
Debt	$-	$-	$(6,321)
Due to related party	$-	$-	$137,240
Treasury stock	$-	$-	$17,709

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

Warrants

The Company issues warrants to purchase the Company’s common stock in conjunction with debt and certain preferred stock issues. Warrants are accounted for in accordance with the provisions of Accounting Principles Bulletin (“APB”) No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB No.14”) and Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Accounting for Derivative Financial Instruments Indexed to or Potentially Settled in Indexed to or Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). The fair value of warrants granted in conjunction with debt and equity issuances is estimated on the grant date using the Black-Scholes option pricing model. The value of warrants is separated from the total consideration of each issue and included as an element of additional paid-in capital.

Net Loss Per Share

Basic and diluted net losses per common share are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No.128, “Earning Per Share", for all periods presented. Stock subscriptions, options and warrants have been excluded from the calculation of the diluted loss per share for the periods presented in the statements of operations, because all such securities were anti-dilutive. The net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the periods.

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1.  The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”.  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes”, for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes”.  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral.  FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”.  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount that is based on the Stock of an Entity’s Consolidated Subsidiary”.  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”,  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets”.  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations”.  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”.  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement”.  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”.  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act, and Enhanced Disclosures for all Endowment Funds

In August 2008, the FASB issued FSP FAS No. 117-1, “Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act (“UPMIFA”), and Enhanced Disclosures for all Endowment Funds”.  The intent of this FSP is to provide guidance on the net asset classification of donor-restricted endowment funds.  The FSP also improves disclosures about an organization’s endowment funds, both donor-restricted and board-designated, whether or not the organization is subject to the UPMIFA.  FSP FAS No. 117-1 is effective for fiscal years ending after December 31, 2008.  Earlier application is permitted provided that annual financial statements for that fiscal year have not been previously issued.  The Company is currently assessing the impact for FSP FAS No. 117-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 03-6-1 on its consolidated financial position and results of operations.

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for us as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB No. 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

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

NOTE B - FOREIGN OPERATIONS

Since May 2007, the majority of the Company’s operating activities have been in China.  The functional currency of the Chinese affiliate is the Yuan and the financial statements of the Chinese affiliate have been converted from Yuan to U.S. Dollars at the exchange rate in effect.  For the six months ended December 31, 2008, there was $8,251 of foreign currency transaction losses included in the December 31, 2008 statement of operations.  A cumulative foreign currency translation adjustment of $43,429 is included as a component of shareholders’ equity at December 31, 2008, to reflect the change in value of assets and liabilities in the Chinese affiliate’s balance sheet.

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

On November 3, 2008, the Company entered into several definitive agreements with Saddington Limited (“Saddington”), a British Virgin Island company, which has resulted in, among other things, funding for the Chinese National Gas Tank Contract with the State General Administration for Quality Supervision, Inspection and Quarantine of the People's Republic of China (“AQSIQ”) (collectively, the “Saddington Agreements”).

Under the Saddington Agreements, Saddington has secured and will provide the funding needed to immediately roll out and maintain the rights to the AQSIQ Chinese National Gas Tank Contract and the Company will receive a 5% share of the revenues from the AQSIQ National Gas Tank Project and any other projects and contracts with AQSIQ under AQSIQ’s 2007 Official National Special Equipment Security Standard Circular to anti-counterfeit other Chinese special equipment (medical gas tanks, elevator parts, automobile manufacturing equipment, amusement park apparatus, cell phone batteries), the Chinese National Car and Motorcycle Part Contract with the China Federation of Industry and Commerce Auto & Motorbike Parts articles for Use Chamber of Commerce, the Chinese Painting and Calligraphy Contract with the Beijing & Calligraphy Collector Association, and the Chinese Pharmaceutical Contract with Helida (Xinyang) Pharmaceuticals Co., Ltd.

In return, Saddington will receive the all rights to the intellectual property of the Company, including all trademarks, patents, marks, and logos; all rights to all contracts with AQSIQ, including the AQSIQ Gas Tank Contract; the AQSIQ Gas Tank Joint Venture; and any and all other contracts in Asia; all of the Company’s fixed assets and business in Asia, including the right to use the business name of TPID in Asia; the Company’s interest in TPID Beijing; and the entire share capital of TPID Hong Kong.

Approximately $2.6 million in funding has already been received from Saddington, of which $1.75 million is currently classified on the balance sheet as restricted cash for the funding and operations of the Chinese National Gas Tank Contract.  As of December 31, 2008 Saddington was still engaged in their final due diligence and the transaction had not yet closed.  The transaction is expected to close during the second half of fiscal year 2009.

NOTE D- RELATED PARTY PAYABLE

During the current fiscal year, the officers and executives of the Company provided significant amount of loans to the Beijing operation on various occasions. Total related party loan payables as of December 31, 2008 is approximately $758,000.

NOTE E - SUBSEQUENT EVENTS

On February 6, 2009, the Company appointed Charles Rufai as the new Chief Accounting Officer replacing Michael J. Antonoplos.

Charles Rufai, 47, has over 21 years experience in accounting and finance. He has held positions as Financial Reporting Manager, Corporate Treasurer and Corporate Controller. His experience has spanned the fields of Insurance, Banking, Real Estate, Asset Management and Certified Public Accounting; and has been with both publicly and privately held companies. He also has extensive internal and external audit experience. Charles has a BS degree in Accounting and he is a Certified Public Accountant in New York.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2008 and 2007

During the first three months ended December 31, 2008 of fiscal 2009, the Company had no revenues, as the operations of the Chinese affiliate had not begun customer sales, except for certain trial runs conducted for Chinese customers.  In the first three months ended December 31, 2007 of fiscal 2008, there were no revenues.

The Company had operating expenses of $844,070 for the second quarter of Fiscal 2009, with the majority of the expense related to accrued compensation of employees, consultants, and administrative expenses; as compared to operating expenses of approximately $24.4 million for the same period in the second fiscal quarter of 2008, with the majority of the expense related to stock compensation of an employee and consultant.

The Company had other expenses of $5,320 for the three months ended December 31, 2008, as compared to other income of approximately $1.6 million in the same period in 2007. Other income in 2007 included a gain on debt forgiveness of approximately $1.6 million, offset in part by expenses of $5,769.

The Company reported a loss before minority interest of $849,390 for the three months ended December 31, 2008, compared to a loss before minority interest of approximately $22.8 million for the three months ended December 31, 2007. Minority interest for the current fiscal quarter was a credit of $175,617. Minority interest for the same period in fiscal 2008 was a credit of $85,711. The add back of minority interest represents the 40% portion of the affiliate loss not owned by the Company.  The Company began consolidating the results of the Chinese affiliate in the fourth quarter of fiscal 2008, when the Company’s interest increased to 60%.

For the quarter ended December 31, 2008, the Company had a net loss of $673,773, compared to a net loss of approximately $22.7 million, for the quarter ended December 31, 2007.

Significant reduction in overall expenses in 2008 compared to the same period in 2007 was as a result of stock based compensation to new directors and officers in 2007.

Comparison of Six Months Ended December 31, 2008 and 2007

During the six months ended December 31, 2008 of fiscal 2009, the Company had no revenues, as the operations of the Chinese affiliate had not begun customer sales, except for certain trial runs conducted for Chinese customers.  In the first six months ended December 31, 2007 of fiscal 2008, there were no revenues.

The Company had operating expenses of approximately $1.1 million for the second quarter of Fiscal 2009, with the majority of the expense related to accrued compensation of employees, consultants and administrative expenses; as compared to operating expenses of approximately $25.4 million for the same period in the second fiscal quarter of 2008, with the majority of the expense related to stock compensation of an employee and consultant.

The Company had other expenses of $11,089 for the six months ended December 31, 2008, as compared to other income of approximately $1.6 million in the same period in 2007. Other income in 2007 included a gain on debt forgiveness of approximately $1.6 million, offset in part by expenses of $13,005.

The Company reported a loss before minority interest of approximately $1.1 million for the six months ended December 31, 2008, compared to a loss before minority interest of approximately $23.9 million for the six months ended December 31, 2007. Minority interest for the six months of fiscal year 2009 was a credit of $231,416. Minority interest for the same period in fiscal 2008 was a credit of $151,655. The add back of minority interest represents the 40% portion of the affiliate loss not owned by the Company.  There was no comparable amount for the second quarter of fiscal 2007, as the Company only began consolidating the results of the Chinese affiliate in the fourth quarter of fiscal 2008, when the Company’s interest increased to 60%.

For the six months ended December 31, 2008, the Company had a net loss of $842,323, compared to a net loss of approximately $23.7 million, for the quarter ended December 31, 2007.

Significant reduction in overall expenses in 2008 compared to the same period in 2007 was as a result of stock based compensation to new directors and officers in 2007.

FINANCIAL CONDITION

Liquidity and Capital Resources

During the three months ended December 31, 2008, the Company's cash increased by $1,965,822 to $1,997,993, of which $1,750,000 is restricted for the funding and operations of the Chinese National Gas Tank contract.

Cash provided by operating activities totaled $1,983,050 for the six months ended December 31, 2008.  Cash outflows included the $842,323 net loss for the period, $231,416 for minority interest which was also non-cash in nature, an increase in accounts receivable of $72,165 and an increase in interest on notes receivable of $8,625; offset by a decrease in other current assets of $39,132 and increases in accrued interest payable of $20,165, accounts payable and accrued expenses of $323,441 and $39,134 of depreciation and amortization.

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

While there have been tremendous strides since its admission into the World Trade Organization, the PRC's comprehensive system of laws is still developing and evolving, and enforcement of existing laws at many different government levels may be uncertain, sporadic, and not uniform. There have been many laws and regulations promulgated in recent years dealing with economic matters in general and foreign investment in general.

There is no guarantee that there will not be any changes respecting Chinese government, economy, laws, and regulation which may adversely affect the Company and its Chinese joint venture company affiliate and the Administration for Quality Supervision, Inspection and Quarantine of the People's Republic of China  “AQSIQ” Gas Tank Project.  There is no guarantee that Chinese Government may in the future enact regulatory, legal, economic and political regulations or policies which would adversely affect the Company and its Chinese joint venture company affiliate and the contracts and opportunities in China, including the AQSIQ Gas Tank Project.

RISK FACTORS:  RISKS RELATED TO THE COMPANY’S CONTINUED EFFORTS IN NON-CHINA MARKETS

As stated above, the Company's immediate priority has been the focus on China, implementing its China contracts, especially the AQSIQ Contract, and generating revenues from its China contracts.  In the future, the the Company plans to focus its efforts to penetrate markets outside China.

With respect to the United States, the Company is refining its initial business plan and intends to target certain strategic industries and applications where the Company has already successfully demonstrated and tested in the United States or China, often with multinational companies based in the United States which manufacture their goods in China. Those industries include, among others, packaging, pharmaceutical/ biotech (blister packs and bottles), cosmetics, toys and consumer products, pressurized tanks, and sports and lottery tickets.

Its current strategy for non-China markets outside the United States is to enter into strategic relationships (whether in the form of a joint venture, licensing or other arrangement) with leading companies in certain markets outside China, which have developed their own technologies complimentary to the Company's, have established significant distribution networks in those markets, and/or have expressed an interest in distributing the Company's technologies in those markets.  To that end, the Company has met with and received interest from companies with significant networks in India, the Philippines, Malaysia, Indonesia, Europe, Canada and the Middle East.  The Company's strategy is to benefit from those companies' already established distribution networks and operational capabilities in those markets, while minimizing the resources the Company itself would need to distribute and operate in those markets.  The Company has also met and generated significant interest from a leading multinational company in the inspection, certification, and testing field.

There can be no assurance that the Company’s marketing plan and efforts outside China will be successful.

RISK FACTORS:  RISKS RELATED TO CURRENT WORLD FINANCIAL MARKETS

While the Company has obtained financing from Saddington Limited, the current difficulties in world markets could adversely affect Saddington, and accordingly, there can be no assurance that Saddington will be able to fully perform under the Saddington Agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES

Our President and Chief Accounting Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for our company and our subsidiary. Such officers have concluded (based upon his evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Monies owed the Company by Fasano as a Result of His 2005 Purchase of All Assets of the Company’s Subsidiary Seen OnTV

In September 2005, Fasano (then the Company’s president and chairman) purchased of all the shares of the Company’s subsidiary, Seen OnTV, and other assets incidental to the business of Seen OnTV, including the domain name, trademark, and trade name “AsSeenOnTV.com”.  As reported in the Company’s Form 10SB12G filed January 31, 2000, the Company purchased the domain name “AsSeenOnTv.com” in January 2000 for approximately $5 million.  Pursuant to a written agreement, Fasano owes the Company $300,000, plus interest at 5.75% per year (since September 2005).  As of the date of this filing, no monies have been received for this purchase. Total amount due, including principal and interest, to the Company as of December 31, 2008 is $356,063.

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

The Company remitted the first $100,000 payment but has not yet made the other two payments totaling $219,410 due June 30, 2007 or any accrued interest thereon (the “Outstanding ONTV Acquisition Balance”). Total amount due, including principal and interest, to Fasano by the Company as of December 31, 2008 is $294,428.

Litigation Filed By Fasano

On October 31, 2007, Fasano filed a pro se petition for the statutory appointment of a receiver in the Delaware Court of Chancery.  In his petition, Fasano claims that the Company is insolvent based, in part, due to in excess of $900,000 he claims the Company owes him that remains unpaid.  In its January 4, 2008 answer to the Petition, the Company denied and continues to deny that it is insolvent and that the appointment of a receiver is required.  Unless the matter can be resolved, a hearing on will likely be scheduled for the second half of fiscal 2009.  A prerequisite to Fasano maintaining his action in Delaware is that TPID be insolvent.  Although the Company disputes that it was ever insolvent, based upon its recent contract with Saddington Limited, TPID clearly is not insolvent under Delaware law.  The Company expects to prevail in this litigation.

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

In net terms, Fasano is not a creditor of TPID.  The Company expects to prevail in this litigation.

EUROPLAN LITIGATION

In July 2008, Europlan Financial Services Ltd., as Trustee for Ormond Trust and Deborah Richdale, filed suit against the Company, Rene Hamouth, Hamouth Family Trust, William R. Dunavant, Richard Specht and Wilson W. Hendricks, III, for an unspecified amount of damages and injunctive relief.  The plaintiffs allege that certain consultants or representatives of the Company made misrepresentations regarding, among other things, the prospective share price of the Company’s stock, which the plaintiffs allegedly relied upon to purchase our stock on the open market.  The Company believes that the claims against it are without merit.  Plaintiffs agreed to extend the time for the Company to file a responsive pleading to explore possible settlement negotiations.  If the matter cannot be amicably resolved, the Company intends to defend the matter vigorously.

DUNAVANT LITIGATION

In January 2009, the Company filed suit seeking injunctive relief against William R Dunavant for violations of certain terms of Mr. Dunavant’s employment agreement with the Company.

ITEM 5.    OTHER INFORMATION

Subsequent to the filing of the Company’s Form 10-K for the year ended June 30, 2008, the Company received emails from Rene Hamouth and Roger Dunuvant, both of whom expressed their opinions that the language in the 10-K which referenced that they were brought in to raise money for the Company was inaccurate.  They believe that the language implies that they were going to be paid money or consideration to raise money for the Company.  The Company therefore wants to clarify that both Mr. Hamouth and Mr. Dunuvant were issued shares prior to any services being rendered and that any assistance which either of them rendered to the Company in raising money was done without further compensation and no commissions were paid to either therefrom.

In order to assure the accuracy of this statement, on November 8, 2008, a letter including the above paragraph was emailed and faxed to Rene Hamouth’s attorney, W. Gordon Dobie, Esquire of Winston & Strawn, LLP.  In the letter to Dobie, the Company requested that he review this language and give us whatever comments he may have or suggestions.  We further informed Mr. Dobie that if we did not hear from him, that the Company would assume that he and Mr. Hamouth had no problem with this language being inserted into TPID’s 10-Q for the period ended December 31, 2008.  We did not hear back from Dolbie and as such are including the language in this filing.

On October 9, 2008, the Board accepted the resignation of Wilson W. Hendricks III from the Board and as our chief executive officer and chief accounting officer, effective October 8, 2008. On October 9, 2008, the Board appointed David Bruce Hong as a member of the Board to fill the vacancy created by Hendricks' resignation.

On November 3, 2008, the Company entered into several definitive agreements with Saddington Limited (“Saddington”), a British Virgin Island company, which has resulted in, among other things, funding for the Chinese National Gas Tank Contract with the State General Administration for Quality Supervision, Inspection and Quarantine of the People's Republic of China (“AQSIQ”) (collectively, the “Saddington Agreements”).

Under the Saddington Agreements, Saddington has secured and will provide the funding needed to immediately roll out and maintain operations of the AQSIQ Chinese National Gas Tank Contract  and the Company will receive a 5% share of the revenues from the AQSIQ National Gas Tank Project and any other project and contract with AQSIQ under AQSIQ’s 2007 Official National Special Equipment Security Standard Circular to anti-counterfeit other Chinese special equipment (medical gas tanks, elevator parts, automobile manufacturing equipment, amusement park apparatus, cell phone batteries), the Chinese National Car and Motorcycle Part Contract with the China Federation of Industry and Commerce Auto & Motorbike Parts articles for Use Chamber of Commerce, the Chinese Painting and Calligraphy Contract with the Beijing & Calligraphy Collector Association, and the Chinese Pharmaceutical Contract with Helida (Xinyang) Pharmaceuticals Co., Ltd.

In return, Saddington will receive the all rights to the intellectual property of the Company, including all trademarks, patents, marks, and logos; all rights to all contracts with AQSIQ, including the AQSIQ Gas Tank Contract; the AQSIQ Gas Tank Joint Venture; and any and all other contracts in Asia; all of the Company’s fixed assets and business in Asia, including the right to use the business name of TPID in Asia; the Company’s interest in TPID Beijing; and the entire share capital of TPID Hong Kong.

Approximately $2.6 million in funding has already been received from Saddington, of which $1.75 million is currently classified on the balance sheet as restricted cash for the funding and operations of the Chinese National Gas Tank Contract.  As of December 31, 2008 Saddington was still engaged in their final due diligence and the transaction had not yet closed.  The transaction is expected to close during the second half of fiscal year 2009.

On December 5, 2008, the Board of Directors released Ke Ke Wang as the President and appointed Michael J. Antonoplos as President.  Mr. Antonoplos is also a director and the Company’s secretary.

On February 6, 2009, the Company appointed Charles Rufai as the new Chief Accounting Officer replacing Michael J. Antonoplos. Charles Rufai, 47, has over 21 years experience in accounting and finance. He has held positions as Financial Reporting Manager, Corporate Treasurer and Corporate Controller.  His experience has spanned the fields of Insurance, Banking, Real Estate, Asset Management and Certified Public Accounting; and has been with both publicly and privately held companies.  He also has extensive internal and external audit experience. Charles has a BS degree in Accounting and he is a Certified Public Accountant in New York.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K FILED DURING QUARTER ENDED DECEMBER 31, 2008

 (a) Exhibits

Number                                Title

  31                                Rule 13a-14(a) Certification

  32                                Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

True Product ID, Inc.

By: /s/ Michael J. Antonoplos
Michael J. Antonoplos
President

By: /s/ Charles A. Rufai
Charles A. Rufai
Chief Accounting officer
Date: February 19, 2009