Form 10-Q
period 2009-03-31
TRUE PRODUCT ID, INC.
filed 2009-05-20
CIK 1011550

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
Commission File No: 000-29249

True Product ID, Inc.
(Name of registrant in its charter)

Delaware	16-1499611
(State of other jurisdiction of Incorporation or Organization)	(Employer Identification Number)

1615 Walnut Street, 3 rd Floor, Philadelphia, PA	19102
(Address of principal executive offices)	(Zip Code)

(215) 972-6999
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days:Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [ ]    No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-12 of the Exchange Act (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  [   ]        No  [X]

AS OF MAY 08, 2009, THERE WERE 38,064,390 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
ASSETS	2009	2008
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$52,587	$32,171
Restricted cash	1,750,000	-
Accounts receivable	298,844	152,751
Other current assets	29,560	39,436
Total current assets	2,130,991	224,358

PROPERTY AND EQUIPMENT - Net	132,958	138,722

Note receivable	300,000	300,000
Interest on note receivable	60,376	47,438
Intangible assets - net	416,754	461,674
Goodwill	13,301,191	13,301,191
TOTAL ASSETS	$16,342,270	$14,473,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,484,526	$991,700
Saddington advances	3,254,000	-
Current portion of capital lease	8,202	8,202
Notes payable	219,410	219,410
Accrued interest payable	85,099	54,853
Total current liabilities	6,051,237	1,274,165

NON-CURRENT LIABILITIES:
Long-term portion of capital lease	26,788	27,786
Convertible debenture	500,000	500,000
Related party payable	776,462	668,781
TOTAL LIABILITIES	7,354,487	2,470,732

Minority interest	(797,205)	(468,644)

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred Stock: $.001 Par value; 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	-	-
Class A common stock, $.001 par value; 800,000,000 shares authorized; 38,064,390 shares issued and outstanding at March 31, 2009; 9,542,000 shares issued and 6,425,899 shares issuable at June 30, 2008	38,064	15,968
Class B common stock: $.001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	-	-
Additional paid-in capital	58,113,897	58,055,744
Accumulated deficit during development stage	(48,245,918)	(45,563,739)
Stock held in trust	(1,500)	(1,500)
Foreign currency translation adjustment	(119,555)	(35,178)
Total stockholders’ equity	9,784,988	12,471,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,342,270	$14,473,383

See notes to consolidated financial statements.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
					Period October 1,
					2005 (Date of
	For the Three Months Ended		For the Nine Months Ended		Inception) Through
	March 31,		March 31,		March 31, 2009
	2009	2008	2009	2008

REVENUE, net of returns	$-	$-	$-	$-	$-

EXPENSES:
Consulting fees	97,050	84,015	232,950	15,765,450	28,135,071
Officer and director compensation	233,635	277,742	634,564	9,526,176	11,715,145
General and administrative	1,582,302	51,006	2,068,989	532,388	4,957,393
Amortization and depreciation	18,307	17,909	57,441	63,920	238,814
Technology license fee	-	-	-	-	637,500
Total expenses	1,931,294	430,672	2,993,944	25,887,934	45,683,923

NET LOSS FROM OPERATIONS	(1,931,294)	(430,672)	(2,993,944)	(25,887,934)	(45,683,923)

OTHER INCOME (EXPENSE):
Write down for impairment of goodwill	-	-	-	-	(4,300,000)
Forgiveness of debt	-	-	-	1,583,753	1,583,753
Interest income	4,375	3,647	13,450	12,273	61,084
Interest expense	(10,082)	(13,215)	(30,246)	(34,846)	(104,296)
Loss on equity investment	-	-	-	-	(65,513)

NET LOSS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATIONS	(1,937,001)	(440,240)	(3,010,740)	(24,326,754)	(48,508,895)

MINORITY INTEREST	97,145	109,685	328,561	261,340	797,205

DISCONTINUED OPERATIONS
Loss from operations of disposed subsidiaries, net of taxes	-	-	-	-	(10,245)
Loss from disposal of subsidiaries, net of taxes	-	-	-	-	(523,983)
Loss from discontinued operations	-	-	-	-	(534,228)

NET LOSS	(1,839,856)	(330,555)	(2,682,179)	(24,065,414)	(48,245,918)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(76,126)	(56,863)	(84,377)	(70,970)	(119,555)

TOTAL COMPREHENSIVE LOSS	$(1,915,982)	$(387,418)	$(2,766,556)	$(24,136,384)	$(48,365,473)

NET LOSS PER SHARE:
Basic and Diluted	$(0.07)	$(0.04)	$(0.12)	$(3.30)

WEIGHTED-AVERAGE SHARES:
Basic and Diluted	27,016,145	9,861,208	23,803,195	7,312,813

See notes to consolidated financial statements.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
			Period October 1,
	Nine Months Ended		2005 (Date of
	March 31,		Inception) Through
	2009	2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,682,179)	$(24,065,414)	$(48,180,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,441	63,920	238,814
Stock based compensation	80,249	9,055,589	11,160,830
Issuance of common stock for consulting fees	-	15,765,450	27,902,121
Forgiveness of debt	-	(1,583,753)	(1,583,753)
Write off of goodwill	-	-	4,300,000
Loss from equity investment	-	-	65,513
Loss on disposal of subsidiaries	-	-	523,983
Loss from operations of disposed subsidiaries	-	-	10,245
Minority interest	(328,561)	(152,245)	(797,205)
Changes in operating assets and liabilities:			-
Accounts receivable	(146,093)	(157,105)	(298,844)
Other current assets	9,876	(1,606)	(29,560)
Interest on note receivable	(12,938)	(12,938)	(60,376)
Accounts payable and accrued expenses	1,492,826	174,960	3,291,235
Accrued expenses - related party	-	488,164	87,500
Accrued interest payable	30,246	-	85,099
Net cash used in operating activities	(1,499,133)	(424,978)	(3,284,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in acquired entity	-	-	43,422
Purchase of fixed assets	(6,757)	(24,713)	(189,599)
Cash and cash equivalents in disposed subsidiaries	-	-	(50,823)
Net cash used in investing activities	(6,757)	(24,713)	(197,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of cash restricted	(1,750,000)	-	(1,750,000)
Proceeds from related parties	107,681	-	776,462
Proceeds from saddington advances	3,254,000	-	3,254,000
Proceeds from issuance of common stock for cash	-	450,000	500,968
Proceeds from convertible debt	-	-	500,000
Proceeds from financing	-	288,903	489,862
Repayment of capital lease obligation	(998)	-	(15,702)
Repayment of debt	-	-	(101,716)
Net cash provided by financing activities	1,610,683	738,903	3,653,874

FOREIGN CURRENCY TRANSLATION	(84,377)	(70,970)	(119,555)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,416	218,242	52,587
BEGINNING OF PERIOD	32,171	42,774	-
END OF PERIOD	$52,587	$261,016	$52,587

Supplementary disclosure of cash flow information:
Cash paid for interest	$-	$789	$1,223
Cash paid for taxes	$-	$-	$-

See notes to consolidated financial statements.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - continued			Period October 1,
	Nine Months Ended		2005 (Date of
	March 31,		Inception) Through
	2009	2008	March 31, 2009
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock and notes payable and elimination of accrued royalty as part of acquisition of 60% interest in chinese joint venture	$-	$-	$17,597,500

Sale of subsidiary via the issuance of note receivable	$-	$-	$300,000

Issuance of common and preferred stock for acquisition of technology license	$-	$-	$598,927

Issuance of common stock for retirement of debt	$-	$-	$443,848

Adjustment to restructuring agreement	$-	$-	$697,740

Assets and liabilities transferred to related party in connection with sale of subsidiaries:
Cash and cash equivalents	$-	$-	$50,823
Inventory	$-	$-	$296,544
Property and equipment	$-	$-	$54,189
Accounts receivable - related party	$-	$-	$37,850
Deposits	$-	$-	$6,667
Due from officer	$-	$-	$82,193
Intangible assets	$-	$-	$260,542
Investments in affiliates	$-	$-	$107,561
Accounts payable and accrued expenses	$-	$-	$(210,769)
Debt	$-	$-	$(6,321)
Due to related party	$-	$-	$137,240
Treasury stock	$-	$-	$17,709

See notes to consolidated financial statements.

TRUE PRODUCT ID, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

True Product ID, Inc. (the “Company” or the “Corporation”) produces integrated anti-counterfeiting and security surveillance applications and is a provider of tracking devices. The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company has incurred operating losses since its inception. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to raise sufficient working capital.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standard Board (“FASB”) issued three Final Staff Positions on Financial Accounting Standards (“FAS”) to provide additional guidance and disclosures regarding fair value measurements and impairments of securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The Company does not expect that FSP FAS 157-4 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The Company does not expect that FSP FAS 115-2 and FAS 124-2 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company will review the requirements of FSP FAS 107-1 and comply with its requirements.

On January 12, 2009, the FASB issued FSP  99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. FASB FSP 99-20-1 amends the impairment guidance in EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets”. The intent of the FSP is to reduce complexity and achieve more consistent determinations as to whether other-than-temporary impairments of available for sale or held to maturity debt securities have occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1.  The adoption of the technical amendment of FSP FAS No. 132(R)-1 had no impact on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral.  FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The adoption of FSP FAS No. 140-4 had no impact on its consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No.142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The adoption of FSP FAS No. 142-3 had no impact on its consolidated financial position and results of operations

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS No. 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 had no impact on the Company’s consolidated financial statements.

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

NOTE B - FOREIGN OPERATIONS

Since May 2007, the majority of the Company’s operating activities have been in China.  The functional currency of the Chinese affiliate is the Yuan and the financial statements of the Chinese affiliate have been converted from Yuan to U.S. Dollars at the exchange rate in effect.  For the nine months ended March 31, 2009, there was $84,377 of foreign currency translation losses included in the March 31, 2009 statement of operations.  The cumulative foreign currency translation adjustment of $119,555 is included as a component of shareholders’ equity at March 31, 2009, to reflect the change in value of assets and liabilities in the Chinese affiliate’s balance sheet.

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

Under the Saddington Agreements, Saddington has secured and will provide the funding needed to immediately roll out and maintain the rights to the AQSIQ Chinese National Gas Tank Contract. The Company will receive a 5% share of the net operating profits before taxes for the first two and a half years, and 5% of the gross revenues thereafter, from the AQSIQ National Gas Tank Project and any other projects and contracts with AQSIQ under AQSIQ’s 2007 Official National Special Equipment Security Standard Circular to anti-counterfeit other Chinese special equipment (medical gas tanks, elevator parts, automobile manufacturing equipment, amusement park apparatus, cell phone batteries), the Chinese National Car and Motorcycle Part Contract with the China Federation of Industry and Commerce Auto & Motorbike Parts articles for Use Chamber of Commerce, the Chinese Painting and Calligraphy Contract with the Beijing & Calligraphy Collector Association, and the Chinese Pharmaceutical Contract with Helida (Xinyang) Pharmaceuticals Co., Ltd.

In return, Saddington will receive the all rights to the intellectual property of the Company, including all trademarks, patents, marks, and logos; all rights to all contracts with AQSIQ, including the AQSIQ Gas Tank Contract; the AQSIQ Gas Tank Joint Venture; and any and all other contracts in Asia; all of the Company’s fixed assets and business in Asia, including the right to use the business name of TPID in Asia; the Company’s interest in TPID Beijing; and the entire share capital of TPID Hong Kong.  Saddington will license back to the Company the rights to exploit the intellectual property in the rest of the world outside Asia in return for the payment of specified royalties.

Approximately $3.3 million in funding has already been received from Saddington, of which $1.75 million is currently classified on the balance sheet as restricted cash for the funding and operations of the Chinese National Gas Tank Contract.  As of March 31, 2009 Saddington was still engaged in their final due diligence and the transaction had not yet closed.  The transaction is expected to close during the fourth quarter of fiscal year 2009.

NOTE D- RELATED PARTY PAYABLE

During the current fiscal year, the officers and executives of the Company provided significant amount of loans to the Beijing operation on various occasions. Total related party loan payables as of March 31, 2009 is approximately $776,462.

NOTE E - SUBSEQUENT EVENTS

On April 7, 2009, David Bruce Hong resigned as a director of the Company to pursue other interests.  Mr. Hong’s resignation was not the result of a disagreement with the Company or management.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

During the three months ended March 31, 2009 ("Fiscal 2009"), the Company had no revenues, as the operations of the Chinese JV Company had not begun customer sales, except for certain trial runs conducted by the Chinese JV Company for Chinese customers.  In the three months ended March 31, 2008 ("Fiscal 2008"), there were no revenues.

The Company had operating expenses of $2,210,398 for the third fiscal quarter of fiscal 2009 with the majority of the expense related to accrual of legal expense; stock compensation of employees and consultants, as compared to operating expenses of $430,672 for the third fiscal quarter of fiscal 2008, with the majority of the expense related to stock compensation of an employee and consultant.  The increase of operating expenses in the third fiscal quarter of Fiscal 2009 from the third fiscal quarter of Fiscal 2008 is attributable to expenses related to the Gas Tank Contract with AQSIQ and additional expense related to legal expenses and stock compensation of employees and consultants.

The Company reported a loss before minority interest of approximately $2,161,382 for the three months ended March 31, 2009, compared to a loss before minority interest of approximately $440,240 for the three months ended March 31, 2008, an increase of approximately $1,721,142, mostly attributed to acrrued legal expenses, including consultation related to the Gas Tank Contract with AQSIQ and to stock compensation of employees and consultants.

Minority interest for the current fiscal quarter was a credit of approximately $152,944. The add back of minority interest represents the 40% portion of the Chinese JV Company loss not owned by the Company as the Company only owns a 60% interest in the Chinese JV Company.  There was no comparable amount as the Company only began consolidating the results of the Chinese JV Company in the fourth quarter of fiscal 2006, when they increased their ownership interest to 60%.

Therefore, for the quarter ended March 31, 2009 the Company had a loss of approximately $2,090,000, compared to a loss of approximately $387,000, for the quarter ended March 31, 2008, attributed to, the additional expense related to the Gas Tank Contract with AQSIQ and to stock compensation of employees and consultants.

Nine Months Ended March 31, 2009 and 2008

During the nine months ended March 31, 2009, the Company’s had no revenues, as the operations of the Chinese JV Company had not begun customer sales, except for certain trial runs the Chinese JV Company conducted for Chinese customers.  In the nine months ended March 31, 2008, there were also no sales by the Chinese JV Company.

The Company had operating expenses of $3.1 million for the first nine months of fiscal 2009, with the majority of the expense ($1.2 million) related to accrued legal expenses and stock compensation of employees and consultants, compared to operating expenses of $25.6 million for the first nine months of fiscal 2008, with the majority of the expense ($25.3 million) related to stock compensation of an employee and consultant.  All other expenses remained relatively constant.  During the first three quarters of fiscal 2009, 1.5 million shares of the Company’s common stock were issued for services, resulting in a charge of $38,065 based upon the closing price of the Company’s common stock on the date the respective shares issuances were authorized by the Company’s board of directors, compared to approximately 538 million shares of the Company’s common stock issued for services, during the third fiscal quarter of fiscal 2008, resulting in a charge of $25.3 million, based upon the closing price of the Company’s common stock on the date the respective shares issuances were authorized by the Company’s board of directors.

The Company reported a loss before minority interest of approximately $3.0 million for the nine months ended March 31, 2009, compared to a loss before other income and provision for income taxes of $24.3 million for the nine months ended March 31, 2008, a decrease of $21.3.

Minority interest for the current fiscal period was a credit of approximately $328,561. The add back of minority interest represents the 40% portion of the Chinese JV loss not owned by the Company, as the Company only owns a 60% interest in the Chinese JV.  There was no comparable amount as the Company only began consolidating the results of the Chinese JV in the fourth quarter of fiscal 2006, when they increased their ownership interest to 60%.

Therefore, for the nine-months ended March 31, 2009, the Company had a loss of $2.8million, compared to a loss of $24.1 million for the nine-months ended March 31, 2008.

FINANCIAL CONDITION

Liquidity and Capital Resources

During the nine months ended March 31, 2009, the Company's cash increased by $20,416 to $1,802,587, of which $1,750,000 is restricted for the funding and operations of the Chinese National Gas Tank contract.

Cash used by operating activities totaled $1,499,133 for the nine months ended March 31, 2009.  Cash outflows included the $2,682,179 net loss for the period, $328,561 for minority interest which was also non-cash in nature, an increase in accounts receivable of $146,093, and an increase in interest on notes receivable of $12,938; offset in part by an increase in other current assets of $9,876,  an increase in accounts payable and accrued expenses of $1,492,826, an increase in accrued interest payable of $30,246, stock based compensation expenses of $80,249 and $57,441 for depreciation and amortization.

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

There is no guarantee that there will not be any changes respecting Chinese government, economy, laws, and regulation which may adversely affect the Company and its Chinese joint venture company affiliate and the Administration for Quality Supervision, Inspection and Quarantine of the People's Republic of China  “AQSIQ” Gas Tank Project.  There is no guarantee that the Chinese Government may not in the future enact regulatory, legal, economic and political regulations or policies which would adversely affect the Company and its Chinese joint venture company affiliate and the contracts and opportunities in China, including the AQSIQ Gas Tank Project.

RISK FACTORS:  RISKS RELATED TO THE COMPANY’S CONTINUED EFFORTS IN NON-CHINA MARKETS

As stated above, the Company's immediate priority has been the focus on China, implementing its China contracts, especially the AQSIQ Contract, and generating revenues from its China contracts.  In the future, the Company plans to focus its efforts to penetrate markets outside China.

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

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of this evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d), the Company's President and Chief Accounting Officer, also conducted an evaluation of the Company’s internal controls over financial reporting to determine whether any changes occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the preparation of the Company's financial statements as of and for the year ended June 30, 2008, the Company concluded that the then current system of disclosure controls and procedures needed improvement, partly due to the transition to new management, facilities, and auditors. As a result of this conclusion, the Company initiated changes in internal control. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II

ITEM 1.     LEGAL PROCEEDINGS

The Company is subject to disputes and litigation in the ordinary course of business. The Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on the financial statement or results of operations, based upon the information available at this time.  No material developments in the litigation matters disclosed in the Company’s 10Q for the quarter ended December 31, 2009, have occurred since the filing of that 10Q.

ITEM 1A Risk Factors

We Expect to Continue to Incur Significant Operating Losses Which Endangers our Viability as a Going-Concern

The Company has never established adequate sources of operating revenue and had incurred net operating losses since our inception.  At March 31, 2009, we had an accumulated deficit of approximately $9.8 million.  These losses have resulted principally from general and administrative costs associated with our operations. We expect operating losses to continue.  Our continuing losses have caused our independent accountants to qualify their audit report regarding our use of "going concern" basis of accounting in preparation of our 2008 consolidated financial statements.  There can be no reasonable assurances, however, that the Company will be to establish predictable and scalable sources of revenue.

Our Cash Flow Problems Have Caused Us to be Delinquent in Payments to Vendors and Other Creditors

Our lack of financial resources has caused us to delay payment of our obligations as they became due in the ordinary course of our business.  Such delays have damaged some of our vendor and professional relationships, and have caused us to incur additional expenses in the payment of late charges and penalties.  As of March 31, 2009, we had a working capital deficiency of approximately $3.9 million and accounts payable, primarily to service providers and vendors, aggregating approximately $1.8 million, substantially all of which are past due. At March 31, 2009, we have accrued expenses, primarily to Officers and Consultants for service providers, aggregating approximately $0.7 million, substantially all of which are past due.

We Will Require Significant Additional Capital to Continue Operations Which May Not be Available

Our continued losses and operational plan require us to secure substantial equity financing to continue in business.  As a result of our weak financial position, lack of operating history, and inherent risk, the cost of obtaining new finance will continue to be very high, and if arrangements involve issuance of shares, the future dilution could be significant.  There can be no reasonable assurances that equity financing, if available, can be obtained when needed or on terms favorable to the Company or the existing holders of our equity securities.

We Have a Limited Operating History

We have had a limited history of operations. Consequently, we have little experience in manufacturing, marketing and selling our products and no meaningful history upon which you can evaluate the likelihood of our ultimate success.  There can be no reasonable assurances, the Company will be successful.

We Face Risks Related To Operating A Business In The People's Republic Of China ("PRC")

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

We Face Risks Related To Our Continued Efforts In Non-China Markets

The Company's immediate priority has been the focus on China, implementing its China contracts, especially the AQSIQ Contract, and generating revenues from its China contracts.  In the future, the Company plans to focus its efforts to penetrate markets outside China.

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

We Face Risks Related To Current World Financial Markets

While the Company believes the transactions with Saddington Limited, will close later this fiscal year, the current difficulties in world markets could adversely affect Saddington, and accordingly, there can be no assurance that Saddington will be able to fully perform under the Saddington Agreements.

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

Monies owed the Company by Fasano as a Result of His 2005 Purchase of All Assets of the Company’s Subsidiary Seen OnTV

In September 2005, Fasano (then the Company’s president and chairman) purchased of all the shares of the Company’s subsidiary, Seen OnTV, and other assets incidental to the business of Seen OnTV, including the domain name, trademark, and trade name “AsSeenOnTV.com”.  As reported in the Company’s Form 10SB12G filed January 31, 2000, the Company purchased the domain name “AsSeenOnTv.com” in January 2000 for approximately $5 million.  Pursuant to a written agreement, Fasano owes the Company $300,000, plus interest at 5.75% per year (since September 2005).  As of the date of this filing, no monies have been received for this purchase. Total amount due, including principal and interest, to the Company as of March 31, 2009 is $360,376.

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

The Company remitted the first $100,000 payment but has not yet made the other two payments totaling $219,410 due June 30, 2007 or any accrued interest thereon (the “Outstanding ONTV Acquisition Balance”). Total amount due, including principal and interest, to Fasano by the Company as of March 31, 2009 is $316,926.

Litigation Filed By Fasano

On October 31, 2007, Fasano filed a pro se petition for the statutory appointment of a receiver in the Delaware Court of Chancery.  In his petition, Fasano claims that the Company is insolvent based, in part, due to in excess of $900,000 he claims the Company owes him that remains unpaid.  In its January 4, 2008 answer to the Petition, the Company denied and continues to deny that it is insolvent and that the appointment of a receiver is required.  Unless the matter can be resolved, a hearing on will likely be scheduled for the second half of fiscal 2009.  A prerequisite to Fasano maintaining his action in Delaware is that TPID be insolvent.  Although the Company disputes that it was ever insolvent based upon its recent contract with Saddington Limited, TPID clearly is not insolvent under Delaware law.  The Company expects to prevail in this litigation.

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

Under the Saddington Agreements, Saddington has secured and will provide the funding needed to immediately roll out and maintain the rights to the AQSIQ Chinese National Gas Tank Contract. The Company will receive a 5% share of the net operating profits before taxes for the first two and a half years, and 5% of the gross revenues thereafter, from the AQSIQ National Gas Tank Project and any other projects and contracts with AQSIQ under AQSIQ’s 2007 Official National Special Equipment Security Standard Circular to anti-counterfeit other Chinese special equipment (medical gas tanks, elevator parts, automobile manufacturing equipment, amusement park apparatus, cell phone batteries), the Chinese National Car and Motorcycle Part Contract with the China Federation of Industry and Commerce Auto & Motorbike Parts articles for Use Chamber of Commerce, the Chinese Painting and Calligraphy Contract with the Beijing & Calligraphy Collector Association, and the Chinese Pharmaceutical Contract with Helida (Xinyang) Pharmaceuticals Co., Ltd.

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

In return, Saddington will receive the all rights to the intellectual property of the Company, including all trademarks, patents, marks, and logos; all rights to all contracts with AQSIQ, including the AQSIQ Gas Tank Contract; the AQSIQ Gas Tank Joint Venture; and any and all other contracts in Asia; all of the Company’s fixed assets and business in Asia, including the right to use the business name of TPID in Asia; the Company’s interest in TPID Beijing; and the entire share capital of TPID Hong Kong.  Saddington will license back to the Company the rights to exploit the intellectual property in the rest of the world outside Asia in return for the payment of specified royalties.

Approximately $3.3 million in funding has already been received from Saddington, of which $1.75 million is currently classified on the balance sheet as restricted cash for the funding and operations of the Chinese National Gas Tank Contract.  As of March 31, 2009 Saddington was still engaged in their final due diligence and the transaction had not yet closed.  The transaction is expected to close during the fourth quarter of fiscal year 2009.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K FILED DURING QUARTER ENDED MARCH 31, 2009

 (a) Exhibits

Number                                Title

  31                                Rule 13a-14(a) Certification

  32                                Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

True Product Id, Inc.

By: /s/ Michael J. Antonoplos
Michael J. Antonoplos
President

By: /s/ Charles A. Rufai
Charles A. Rufai
Chief Accounting Officer

Date: May 20, 2009